Form 10QSB
period 1999-09-30
APOLO GOLD INC
filed 1999-12-27
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the three month period ended: September 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                    NEVADA
                    ------                            ------
          (State of incorporation)             (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of December 22, 1999, the Registrant had 16,512,250 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

Part I   Financial Information


                                APOLO GOLD, INC.
                         (A Developement Stage Company)
                                 Balance Sheets


                                                                 Sept 30        June 30
                                                                   1999          1999
                                                            ----------------------------
 ASSETS
   CURRENT ASSETS
     Cash                                                    $    147,988     $  10,143
     Deposit                                                       50,000        50,000
                                                                   ------        ------
                                                                  197,988        60,143
                                                                  -------        ------

   FIXED ASSETS
     Equipment                                                     89,847         4,100
     Less accumulated depreciation                                    (34)          (34)
                                                                      ---           ---
        Total Fixed Assets                                         89,813         4,066
                                                                   ------         -----
     TOTAL ASSETS                                            $    287,801     $  64,209
                                                             ============     =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    CURRENT LIABILITIES
      Loans payable                                          $      5,000     $   5,000
      Shareholder advance                                          50,000        50,000
      Officer payable                                             189,859       189,859
                                                                  -------       -------
        Total current liabilities                                 244,859       244,859
                                                                  -------       -------
       TOTAL LIABILITIES                                          244,859       244,859
                                                                  -------       -------

    COMMITMENTS AND CONTINGENCIES                                       -             -
                                                                  -------       -------
    STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 200,000,000 shares authorized, $0.001
        par value; 16,542,250, 12,517,800 and 12,942,250
        shares issued and outstanding, respectively                16,542        12,942
      Additional paid-in-capital                                  828,889       796,489
      Stock subscriptions receivable                                    -      (250,000)
      Accumulated deficit during developmental stage             (802,489)     (902,656)
                                                                 --------      --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         42,942      (343,225)
                                                                   ------      --------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                     $    287,801     $ (98,366)
                                                             ============     =========



  The accompanying notes are an intergral part of these financial statements.

                                APOLO GOLD, INC.
                         (A Developement Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                               From
                                              Three Mos.                  March 18, 1997
                                                ending      Year ending   (Inception) to
                                               Sept 30        June 30         Sept 30
                                                1999           1999            1999
                                            ---------------------------------------------
REVENUES                                    $        -     $        -      $   38,021
                                                ------       --------        --------
COST OF REVENUES                                     -              -               -
                                                ------       --------        --------
GROSS PROFIT                                         -              -          38,021
                                                ------       --------        --------
EXPENSES
  Mineral property exploration expenses         27,682         70,919         657,465
  Consulting and professional fees              24,612         27,000         159,613
  General and administrative expenses           10,113          2,214          23,398
  Depreciation                                       -             34              34
                                                ------        -------        --------
     TOTAL EXPENSES                             62,408        100,167         840,510
                                                ------        -------         -------

NET LOSS                                    $  (62,408)    $ (100,167)     $ (802,489)
                                            ==========     ==========      ==========

NET LOSS PER COMMON SHARE                   $  (0.0038)    $  (0.0085)     $  (0.0776)
                                            ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING           16,542,250     11,823,591      10,342,176
                                            ==========     ==========      ==========


   The accompanying notes are an intergral part of these financial statements

                                APOLO GOLD, INC.
                         (A Developement Stage Company)
                   STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)


                                                                                             Accumulated
                                          Common Stock         Additional      Stock        Deficit during     Total
                                      Number                   Paid-In     Subscriptions     Development     Stockholders'
                                    of Shares     Amount       Capital       Receivable         Stage          Equity
                                   ----------  ---------  ------------  ----------------  --------------  ----------------
Balance
 March 18, 1997                             -  $       -    $        -     $        -       $         -      $       -

Issuance of shares at $0.01
 per share for services             4,600,000      4,600        41,400              -                 -         46,000

Issuance of shares at $0.01
 per share for note                 5,400,000      5,400        48,600        (54,000)                -              -

Issuance of shares at $0.25
 per share for cash                 1,377,800      1,378       343,073              -                 -        344,451

Net loss                                    -          -             -              -          (320,282)      (320,282)
                                    ---------   --------       -------        -------          --------       --------

Balance,
 December 31, 1997                 11,377,800     11,378       433,073        (54,000)         (320,282)        70,169

Issuance of shares at
 approximately $0.25
 per share for cash                   140,000        140        34,608              -                 -         34,748

Payment of stock subscriptions
 in exchange for services                   -          -             -         54,000                 -         54,000
                                   ----------    -------     ---------      ---------       -----------      ---------
Balance forward                    11,517,800  $  11,518    $  467,681     $        -     $    (320,282)    $  158,917
                                   ----------  ---------    ----------     ----------     -------------     ----------


   The accompanying notes are anintergral part of these financial statements.

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Accumulated
                                          Common Stock      Additional        Stock         Deficit during      Total
                                       Number                 Paid-In       Subscriptions    Development    Stockholders'
                                     of Shares    Amount     Capital         Receivable         Stage           Equity
                                   ----------------------  -----------      -------------   --------------  -------------
Balance brought forward            11,517,800  $  11,518    $  467,681     $        -      $   (320,282)     $ 158,917

Issuance of shares at $0.25
  per share for note                1,000,000      1,000       249,000       (250,000)                -              -

Net loss                                    -          -             -              -          (319,632)      (319,632)
                                   ----------     ------      --------       --------         ---------       --------
Balance, December 31, 1998         12,517,800     12,518       716,681       (250,000)         (639,914)      (160,715)

Issuance of shares at $0.12
  to $0.25 per share for cash         324,450        324        78,908              -                 -         79,232

Issuance of shares at $0.01
  per share for equipment             100,000        100           900              -                 -          1,000

Net loss                                    -          -             -              -          (100,167)      (100,167)
                                   ----------     ------      --------        -------          --------       --------
Balance, June 30, 1999             12,942,250     12,942       796,489       (250,000)         (740,081)      (180,650)

Issuance of shares at $0.001
  for cash                          3,500,000      3,500        31,500              -                 -         35,000

Issuance ofshares at $0.01
  for cash                            100,000        100           900              -                 -          1,000

Payment of subscriptions rec.                                                 250,000                          250,000

Net loss                                    -          -             -              -           (62,408)       (62,408)
                                   ----------    -------      --------       --------       -----------        -------
Balance, Sept. 30, 1999          $ 16,542,250  $  16,542    $  828,889     $        -     $    (802,489)     $  42,942
                                 ============  =========    ==========     ==========     =============      =========


   The accompanying notes are an intergral part of these financial statements
                                      -5-

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS


                                                                                       From
                                                    Three months       Year        March 18, 1997
                                                       Ending         Ending       (Inception) to
                                                      Sept 30,        June 30,         Sept 30,
                                                        1999           1999             1999
                                                   -------------   ------------   ---------------
Cash flows from operating activities:
   Net loss                                            (62,408)    $ (100,167)    $    (802,489)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation                                          -             34                34
       Consulting and professional fees paid by
          issuance of stock                                  -          1,000           101,000
   Decrease (increase) in:
      Deposits                                               -        (50,000)          (50,000)
   Increase (decrease) in:
      Short term notes payable                               -          5,000             5,992
      Shareholder advance                                    -         50,000            50,000
      Officer payable                                        -         27,942           189,859
                                                       -------         ------           -------
Net cash (used) in operating activities                (62,408)       (66,191)         (505,604)
                                                       -------        -------          --------

Cash flows from investing activities:
   Purchase of equipment                               (85,747)        (4,100)           (4,100)
                                                       -------         ------            ------

Cash flows from financing activities:
   Proceeds from collection of subscriptions rec.      250,000                          250,000
   Proceeds from sale of common stock                   36,000         78,240           493,439
                                                        ------         ------           -------

Increase (Decrease) in Cash                            137,845    $     7,949     $     147,988
                                                       =======    ===========     =============


   The accompanying notes are an integral part of these financial statements
                                      -6-

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                     From
                                                     Three Months        Year    March 18, 1997
                                                        Ended           Ending   (Inception) to
                                                       Sept 30,       June 30,     June 30,
                                                          1999           1999        1999
                                                    -------------   -----------  --------------
Increase (decrease) in cash - brought forward        $ 137,845      $   7,949     $  147,988

Cash, beginning of period                              155,937        147,988              -
                                                       -------        -------       --------
Cash, end of period                                  $ 293,782      $ 155,937     $  147,988
                                                     =========      =========     ==========

Supplemental disclosures:

Interest paid                                                -      $       -     $        -
Income taxes paid                                            -      $       -     $        -
Non-cash investing and financing activities:

   Common stock issued for services                          -      $   1,000     $   47,000
   Common stock subscriptions paid for by services           -      $       -     $   54,000
   Common stock issued for equipment                         -      $  25,000     $   25,000
   Common stock issued for debt                              -      $     992     $      992



   The accompanying notes are an integral part of these financial statements
                                      -6-

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (the Company) was incorporated in March of 1997 under the laws of the state of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company has been in the development stage since its inception. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. The Company has formed a subsidiary corporation in Venezuela. Although this entity has had no financial transactions, the Company expects to use this subsidiary later in 1999 to acquire a Venezuelan mining property.

On May 20, 1999, the Company entered into an agreement to purchase Apologold C.A. (a Venezuelan company). Under the agreement, Apolo expects to acquire all of the outstanding common stock minus one share of Apologold. Apolo will account for the acquisition as a purchase of Apologold because the shareholders of Apolo controlled operations after the acquisition. (Note 6.)

The Company is actively seeking additional capital and management believes that properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors. Furthermore, the Company is in the development state, as it has not realized any significant revenues from its planned operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The unaudited financial statements contain all adjustments considered necessary by management to make the financial statements not misleading.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Loss per Share

Loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Properties

Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimated ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Impaired Asset Policy

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 1999, the Company had written off amounts expended for its Panama operations. (Notes 4 and 6.)

Provision for Taxes

At Sept 30, 1999, the Company has an accumulated net operating loss of approximately $802,000, which may be offset against future taxable income through 2013. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company will probable continue to experience operating losses during its development stage and it is currently unknown if the carryforwards will expire unused.

Fair Value of Financial Instruments

The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in United States dollars, which totaled $147,988, at Sept 30, 1999, $10,143 as of June 30, 1999 and $2,194 and $100,185 as of
December 31, 1998 and 1997, respectively.





NOTE 3 - MINERAL PROPERTIES

Venezuela

In May 1999, the Company  entered into an agreement to purchase a 100%
minus 1 share interest in Apologold C.A. (a Venezuelan Company). The agreement was finalized subsequent to the date of these financial statements. (Note 6.) Under the terms of the agreement, the Company will acquire control over all rights for the exploitation of alluvial diamonds and gold in a mining concession called Codsa 13 located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

Panama

In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company would assume all profits and expenses for operating Golden Cycle's mine located at the Conception River basin, Calovebora township, District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property through June 30, 1999 and core samples have been promising, operations have been abandoned due to nondelivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 6) and all amounts expended for the venture have been charged to operations as incurred.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of ten years. Depreciation expense for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 was $34, $-0-, and $-0-, respectively. No depreciation has been claimed in the period ending Sept 30, 1999.

NOTE 5 - COMMON STOCK

During the year ended December 31, 1997, the Company issued 10,000,000 shares of common stock to directors for services rendered and stock subscriptions receivable. The shares were valued at $0.01 per share, which was the deemed fair market value of the shares on the date of issuance.

During the year ended December 31, 1998, services were performed by directors in payment of stock subscriptions receivable incurred during the year ended December 31, 1997. These services were valued at $54,000. The Company also issued 1,000,000 shares of common stock for stock subscriptions receivable, valued at $0.25 per share, which is the fair market value of the shares on the date of issuance. This amount was fully paid in September 1999.

During the six months ended June 30, 1999, the Company issued 100,000 shares of common stock in exchange for services. The shares were valued at $0.01 per share, which is the fair market value of the shares on the date of issuance.

As part of a purchase agreement, the Company has agreed to issue 50,000 shares of common stock to Mohammed Youssef Merhi, and 3,500,000 shares of common stock as a finder's fee to AML Diamond and Gold Exp., Inc. The stock is to be issued at $0.01 per share. (Note 6). The 3,500,000 shares were issued and fully paid for in the period ending Sept 30, 1999.

During the three months ended Sept 30, 1999, the Company issued 100,000 shares of common stock at $0.01 for cash.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan  Company)
----------------------------  --------
In May 1999, the Company entered into an agreement to purchase a 100% minus one share interest in Apologold, C.A. (a Venezuelan Company) for $3,500,000 plus royalties and common stock. As of Sept 30, 1999, the Company paid $100,000 cash deposit in finalization of this agreement. The remaining balance of the purchase price will be paid as follows:

A 10% royalty from net production and an additional 2.5% of net production profit will be applied towards the total purchase price until full payment of the purchase price is achieved.

An  additional  10% royalty from net  production  will be paid to Goldma C.A. (a
Venezuelan   Company)  as  payment  for  rent  and   operational  and  technical
assistance.

50,000 shares of the Company's common stock will be issued at a $0.01 per share to Mohammed Youssef Merhi of Goldma C.A. (a Venezuelan Company).

Upon completion of the agreement, the Company will acquire all the rights and control of Apologold C.A., (a Venezuelan Company) which includes mineral properties as described in Note 4.

Golden Cycle of Panama, Inc. (a Panamanian Company)
---------------------------------------------------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian Company). The agreement called for a 6% royalty from gold production or minimum payments of $15,000 until May 1998, at which time the minimum payment increased to $20,000 until a total of $5,000,000 had been paid. In addition, the Company was to make a payment of approximately $97,000 for payment of Golden's outstanding debts. The Company made payments as agreed, however, the shares of common stock of Golden were never delivered. Further development of the mineral properties has been suspended pending restoration of this agreement to its original standing. Management does not expect to receive Golden's stock and has charged all expenditures to operations as incurred. See Note 3.


NOTE 7 - RELATED PARTY

As of Sept 30, 1999, the Company has received a $50,000 cash advance from a director. The advance, which is non-interest bearing and uncollateralized, will be repaid once production commences.

The officer payable liability includes $189,859, at September 30, 1999 June 30, 1999,and $161,917 and $30,016 respectively at December 31, 1998 and 1997. These amounts arise from monies expended by officers in Panama and Venezuela for development and operations.

The Company leases office facilities in Vancouver, British Columbia, Canada from an officer. The lease is classified as a month-to-month tenancy and provides for quarterly payments of $500.


NOTE 8 - SUBSEQUENT EVENTS

The Company is continuing efforts to restore a purchase agreement for a 99% interest in Golden Cycle of Panama, Inc. to its original standing. Management does not expect to receive Golden's common stock as originally agreed. (Note 6.)


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $100,167 for the six months ended June 30, 1999 and has an accumulated deficit of $740,081 since inception.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company's management expects to attract additional investment capital and believes that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years.


NOTE 10 - YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Apolo Gold, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. The costs related to year 2000 compliance are expensed as incurred.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB

OVERVIEW

Apolo Gold, Inc. (the Company) was incorporated in March 1997 under the laws of the State of Nevada for the purpose of financing and operating the gold and diamond mining concession in Venezuela acquired by the Company's subsidiary, Compania Minera Apologold, C.A., a Venezuelan corporation.

On May 18, 1999, the Venezuelan subsidiary, Compania Minera Apologold, C.A. (Venezuelan Company), entered into an agreement with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession named Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela for a total consideration of $3,500,000US (2,086,000,000 Bolivars). A down payment of $50,000 was made on or about May 30, 1999 and a further payment of $50,000 was made on or about November 15, 1999. The Venezuelan Company agreed to establish at least one mining concession with a minimum production of 1,000 cubic meters per day within one year from the date of authentication of the purchase agreement with the Venezuelan government. The agreement was first authenticated with the Venezuelan government on May 18, 1999.

All equipment necessary for the commencement of the operation on the above mentioned concession in Venezuela has been shipped to Venezuela and should be assembled and operational in the first quarter of 2000.

Once production has commenced, the Venezuela Subsidiary agreed to monthly payments in an amount equal twenty percent of the gross production from the mining operation. Fifty percent of the monthly payment (10% of the gross production) is to be credited as payment on the purchase price and fifty percent is to be applied as rental payment on mining equipment and technical assistance. The Venezuela Subsidiary agreed that within one year from the date of authentication of the purchase agreement with the Venezuelan authorities, the amount of the monthly payment is to be at least $10,000 even if production is insufficient to pay the minimum amount. All payments to the Seller may be paid in US dollars, gold and diamonds as priced in Venezuela and shares in the Company, as selected by the Seller in any combination thereof. The agreement further requires the payment of a royalty to the Seller in the amount of 2.5% of the annual net profits of the concession. This royalty is payable as long as there is production on the property. There is also a royalty payable to the government of Venezuela of 4% of gross production. The agreement also requires that an existing mining operation by the Seller may continue and that until the entire purchase price has been paid, the Seller may continue to conduct exploration and testing.

RESULTS OF OPERATIONS

There are no revenues in the quarter ending September 30, 1999, as the equipment necessary to commence operations was not shipped to Venezuela until November 1999.

During the quarter ending September 30, 1999, the Company incurred expenses of $62,408, which are summarized as follows:

       Mineral property exploration expenses        $27,682
       Consulting and professional fees              24,612
       General and administrative expenses           10,113
                                                    --------
                                                    $62,408

In addition to expenses above, the Company expended the sum of $85,747 towards the purchase of mining equipment.

The Company has carefully controlled its expenses to date and at September 30, 1999 had cash on hand of $147,988. It plans to continue to raise funds as necessary by either sale of common stock or loans from associates. It has sufficient cash on hand to conduct its operations at this stage of its development. It has no liabilities to third parties.

The Company has no employees in its parent company other than officers and employees consultants where necessary in its subsidiary company in Venezuela. It fully intends to hire employees as it prepares for production. It intends to employ about 20 people in the mining operation in Venezuela. This is scheduled in the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development stage to date by way of sale of common stock and with funds borrowed from a director of the Company.

At September 30, 1999, the Company had 16,542,250 shares of common stock outstanding and has raised a total of $845,431. In addition to the sale of common stock, the Company received loans to September 30, 1999 of $244,859 from a director.

The Company recognizes that it will need additional capital during the next year as it commences production at the concession site. It will endeavor to obtain additional cash through the sale of common stock or from loans on terms and conditions acceptable to it.

The Company has sufficient cash to finance its operations at this stage of its development. It has no liabilities other than to officers and directors, and has the resources necessary to commence operation in Venezuela.


YEAR 200 COMPUTER SOFTWARE CONVERSION

The Company does not feel it has a Year 2000 concern, as it owns no computers at the present time. Computers are not relevant to the successful operation of the company and computers required or used, are owned by consultants over which the Company has no control.

As the Company has yet to acquire any computers or related technology to support its operations, the planned acquisitions will involve hardware and software sold in the year 2000 and it is assumed that compliance will not be an issue.

INFLATION

Inflation has not been a factor during the quarter ending September 30, 1999. While the inflationary forces are moderately higher compared to early 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:   None

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None.

Item 5. - Other Information:  None

Item 6. - Exhibits and Reports on Form 8-K:  none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: December 22, 1999

/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President, Secretary-Treasurer Director