Form 10QSB
period 1999-12-31
APOLO GOLD INC
filed 2000-02-17
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the six month period ended: December 31, 1999

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
             (Exact name of registrant as specified in its charter)

                          NEVADA                XXXXXX
                  (State of incorporation) (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2

               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of February 14, 2000, the Registrant had 17,573,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

Part I   Financial Information

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                   Dec 31              June 30
                                                    1999                1999
                                                 --------             ---------
 ASSETS
   CURRENT ASSETS
      Cash                                    $   (3,362)          $    10,143
      Accounts receivable                         10,635                     -
      Deposit                                     50,000                50,000
                                                  ------                ------
                                                  46,638                60,143
                                                  ------                ------
   FIXED ASSETS
      Property                                    75,000
      Equipment                                  199,965                 4,100
      Less accumulated depreciation                  (34)                  (34)
                                                 -------                 -----
         Total Fixed Assets                      274,931                 4,066
                                                 -------                 -----

   TOTAL ASSETS                              $   332,204          $     64,209
                                             ===========          ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES
      Loans payable                          $     5,000          $      5,000
      Shareholder advance                              -                50,000
      Officer payable                            139,859               189,859
                                                 -------               -------
         Total current liabilities               144,859               244,859
                                                 -------               -------
  TOTAL LIABILITIES                              144,859               244,859
                                                 -------               -------
  COMMITMENTS AND CONTINGENCIES                        -                     -
                                                 -------               -------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, 200,000,000 shares
      authorized, $0.001 par value;
      17,317,865, and 12,942,250 shares
      issued and outstanding, respectively        17,317                12,942
    Additional paid-in-capital                 1,043,579               796,489
    Stock subscriptions receivable                     -              (250,000)
    Accumulated deficit during developmental
       stage                                    (873,551)             (740,081)
                                                --------              --------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         187,345              (180,650)
                                                --------              --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                   $   332,204          $     64,209
                                             ===========          ============



    The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (A Developement Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                  From
                                                  Six Mos                     March 18, 1997
                                                   ending     Year ending     Inception) to
                                                   Dec 31       June 30         Dec 31 1999
                                                                                -----------
                                                    1999         1999             1999
                                                    ----         ----             ----
REVENUES                                      $        -    $        -        $  38,021

COST OF REVENUES                                       -             -                -
                                                  ------        ------          -------
GROSS PROFIT                                           -             -           38,021
                                                  ------        ------          -------
EXPENSES
  Mineral property exploration expenses           70,760        70,919          700,543
  Consulting and professional fees                44,792        27,000          179,793
  General and administrative expenses             17,917         2,214           31,202
  Depreciation                                         -            34               34
                                                --------       -------          -------
    TOTAL EXPENSES                               133,469       100,167          911,572
                                                 -------       -------          -------

NET LOSS                                      $ (133,469)   $ (100,167)       $(873,551)
                                              ==========    ==========        =========

NET LOSS PER COMMON SHARE                     $  (0.0081)   $  (0.0085)       $(0.0513)
                                              ==========    ==========        ========

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING            16,542,250     11,823,591      10,342,176
                                              ==========     ==========      ==========

    The accompanying notes are an integral part of these financial statements

                                APOLO GOLD, INC.
                          (A Develpment Stage Company)
                            STATEMENT OF CASH FLOWS


                                                                                          From
                                                   Six months          Year           March 18, 1997
                                                      Ending          Ending          (Inception) to
                                                      Dec 31         June 30,            Sept 30,
                                                       1999            1999                1999
                                                       ----            ----                ----
Cash flows from operating activities:
   Net loss                                         (133,469)   $   (100,167)      $     (873,551)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation                                        -              34                   34
       Consulting and professional fees paid
         by issuance of stock                         16,100           1,000              101,000
   Decrease (increase) in:
     Deposits                                              -         (50,000)             (50,000)
   Increase (decrease) in:
     Accounts receivable                              10,635
     Short term notes payable                              -           5,000                5,992
     Shareholder advance                                   -          50,000               50,000
     Officer payable                                       -          27,942              189,859
                                                    --------         -------             --------
Net cash (used) in operating activities             (106,734)        (66,191)            (576,666)
                                                    --------         -------             --------

Cash flows from investing activities:
   Property payment                                  (75,000)              -              (75,000)
   Purchase of equipment                            (195,865)         (4,100)            (199,965)
                                                    --------          ------             --------
                                                    (270,865)         (4,100)            (274,965)

Cash flows from financing activities:
  Proceeds from collection of subscriptions rec.     250,000                              250,000
  Proceeds from sale of common stock                 114,094          78,240              493,439
                                                     -------          ------              -------

Increase (Decrease) in Cash                          (13,505)   $      7,949       $       (5,556)
                                                     -------    ------------       --------------

   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (A Developement Stage company)
                            STATEMENTS OF CASH FLOWS

                                                                                   From
                                                 Six months       Year        March 18, 1997
                                                   Ended          Ending       (Inception) to
                                                   Dec 31         June 30,      June 30,
                                                    1999           1999           1999
                                                -----------    -----------   -----------------
Increase (decrease) in cash - brought forward   $ (13,505)     $    7,949    $   (5,556)

Cash, beginning of period                          10,143          (5,556)            -
                                                   ------          ------       -------
Cash, end of period                             $  (3,362)     $    2,393    $   (5,556)
                                                =========      ==========    ==========
Supplemental disclosures:

Interest paid                                           -      $        -    $        -
                                                    ======         ======       =======
Income taxes paid                                       -      $        -    $        -
                                                    ======         ======       =======
Non-cash investing and financing activities:

  Common stock issued for services                 16,100      $    1,000    $   47,000
  Common stock subscriptions paid for by services       -      $        -    $   54,000
  Common stock issued for equipment                42,188      $   25,000    $   25,000
  Common stock issued for debt                    100,000      $      992    $      992

   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 1999 (June 30, 1999)



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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The un-audited financial statements contain all adjustments considered necessary by Management to make the financial statements not misleading.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Loss per Share
--------------
Loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Mineral Properties
------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimated ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 1999, the Company had written off amounts expended for its Panama operations. (Notes 4 and 6.)

Provision for Taxes
-------------------
At Dec 31, 1999, the Company has an accumulated net operating loss of approximately $873,000, which may be offset against future taxable income through 2014. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company will probable continue to experience operating losses during its development stage and it is currently unknown if the carryforwards will expire unused.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in United States dollars, which totaled $(3,362), at Dec 31, 1999, $10,143 as of June 30, 1999 and $2,194 and $100,185 as of December
31, 1998 and 1997, respectively.


NOTE 3 - MINERAL PROPERTIES

Venezuela
---------
In May 1999, the Company entered into an agreement to purchase a 100% minus 1 share interest in Apologold C.A. (a Venezuelan Company). The agreement was finalized subsequent to the date of these financial statements. (Note 6.) Under the terms of the agreement, the Company will acquire control over all rights for the exploitation of alluvial diamonds and gold in a mining concession called Codsa 13 located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. Payments of $75,000 have been made during the period.

Panama
------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company would assume all profits and expenses for operating Golden Cycle's mine located at the Conception River basin, Calovebora township, District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property through June 30, 1999 and core samples have been promising, operations have been abandoned due to nondelivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 6) and all amounts expended for the venture have been charged to operations as incurred.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets of ten years. Depreciation expense for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 was $34, $-0-, and $-0-, respectively. No depreciation has been claimed in the period ending Dec 31, 1999.

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

As part of a purchase agreement, the Company has agreed to issue 50,000 shares of common stock to Mohammed Youssef Merhi, and 3,500,000 shares of common stock as a finder's fee to AML Diamond and Gold Exp., Inc. The stock is to be issued at $0.01 per share. (Note 6). The 3,500,000 shares were issued and fully paid for in the period ending Dec 31, 1999.

During the six months ended Dec 31, 1999, the Company issued 100,000 shares of common stock at $0.01 for cash. The Company also issued 163,363 shares of common stock at $0.35 for cash.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
-------------------------------------
In May 1999, the Company entered into an agreement to purchase a 100% minus one share interest in Apologold, C.A. (a Venezuelan Company) for $3,500,000 plus royalties and common stock. As of Sept 30, 1999, the Company paid $100,000 cash deposit in finalization of this agreement. The remaining balance of the purchase price will be paid as follows:

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


NOTE 7 - RELATED PARTY

As of Dec 31, 1999, the Company has received a $50,000 cash advance from a director. The advance, which is non-interest bearing and uncollateralized, will be repaid once production commences.

The officer payable liability includes $139,859, at December 31, 1999 June 30, 1999,and $161,917 and $30,016 respectively at December 31, 1998 and 1997. These amounts arise from monies expended by officers in Panama and Venezuela for development and operations.

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




NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $133,469 for the six months ended Dec 31, 1999 and has an accumulated deficit of $873,551 since inception.

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

Item 2 - Management's discussion and analysis or Plan of Operation

                                DECEMBER 31, 1999

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

RESULTS OF OPERATIONS

There are no revenues in the 2 quarters ending December 31, 1999, as the equipment necessary to commence operations was not shipped to Venezuela until November 1999.

During the six months ending December 31, 1999, the Company incurred expenses of $133,470, which are summarized as follows:

       Mineral property exploration expenses     $70,760
       Consulting and professional fees           44,792
       General and administrative expenses        17,917
                                                 --------
                                                $133,470

In addition to expenses above, the Company expended the sum of $195,865 towards the purchase of mining equipment and $75,000 towards property payments owing. Payment included issuance of 120,537 shares of common stock at $0.35 per share.

The Company has carefully controlled its expenses to date and at December 31, 1999 had negative cash on hand of $3,362. It plans to continue to raise funds as necessary by either sale of common stock or loans from associates. It has sufficient cash on hand to conduct its operations at this stage of its development. It has no liabilities to third parties.

The Company has no employees in its parent company other than officers and employees consultants where necessary in its subsidiary company in Venezuela. It fully intends to hire employees as it prepares for production. It intends to employ about 20 people in the mining operation in Venezuela. All equipment except the excavator have arrived in Venezuela and the excavator will be there and operational before the end of March, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development stage to date by way of sale of common stock and with funds borrowed from a director of the Company.

At December 31, 1999, the Company had 17,317,865 shares of common stock outstanding and has raised a total of $1,060,896. In addition to the sale of common stock, the Company reduced loans from a director by $100,000 by issuance of 285,715 shares of common stock at $0.35 per share leaving a balance owed of $44,859 as of Dec. 31, 1999.

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


INFLATION

Inflation has not been a factor during the quarter ending December 31, 1999. While the inflationary forces are moderately higher compared to early 1999, the actual inflation is immaterial and is not considered a factor in any contemplated capital expenditure program.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:

On December 27, 1999 the Company issued 1,061,430 shares of its restricted common stock. The issuances consisted of: a private placement of 675,715 shares of restricted common stock to eleven investors at $0.35 per share, totally $236,500; the conversion of a short term loan in the principal amount of $100,000 owed to one of the investors at $0.35 per share; 150,000 shares of restricted common stock were issued pursuant to the Agreement wherein the Company acquired its mineral rights in Venezuela; and 150,000 shares of restricted common stock were issued to three consultants who have provided services in connection with the Company's operations. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering when it issued these shares.

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

APOLO GOLD, INC.

Dated: February 14, 2000



/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President, Secretary-Treasurer Director