Form 10QSB
period 2000-03-31
APOLO GOLD INC
filed 2000-05-17
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the nine month period ended: March 31, 2000

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEVADA                           applied  for
             -------------------------            ---------------------
             (State  of incorporation)            (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 16, 2000, the Registrant had 17,573,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one:  Yes     No  X

Part I   Financial Information

                                APOLO GOLD, INC.
                         ( A Development Stage Company)
                                 Balance Sheets



                                                      March 31           June 30
                                                          2000              1999
                                                    (Unaudited)
                                                     ---------         ---------
 ASSETS
   CURRENT ASSETS
      Cash                                        $      6,759        $   10,143
      Accounts receivable                                    -                 -
      Deposit                                                -            50,000
                                                     ---------         ---------
        Total current assets                            6,759            60,143
                                                     ---------         ---------
   FIXED ASSETS
      Property                                         157,500
      Equipment                                        245,765             4,100
      Less accumulated depreciation                     (8,234)             (34)
                                                     ---------         ---------
         Total Fixed Assets                            395,031             4,066
                                                     ---------         ---------
   TOTAL ASSETS                                  $     401,790        $   64,209
                                                     =========         =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES
      Loans payable                              $           -        $    5,000
      Shareholder advance                                    -            50,000
      Officer payable                                  135,549           189,859
                                                    ----------         ---------
        Total current liabilities                      135,549           244,859
                                                    ----------         ---------
        TOTAL LIABILITIES                              135,549           244,859
                                                    ----------         ---------
   COMMITMENTS AND CONTINGENCIES                             -                 -
                                                    ----------         ---------
   STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, 200,000,000 shares authorized, $0.001
       par value; 17,573,580, and 12,942,250 shares
       issued and outstanding, respectively             17,573            12,942
     Additional paid-in-capital                      1,160,023           796,489
     Stock subscriptions receivable                          -         (250,000)
     Accumulated deficit during developmental stage   (911,355)        (740,081)
                                                     ---------        ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              266,241         (180,650)
                                                     ---------        ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                          $     401,790      $     64,209
                                                     =========        ==========


   The accompanying notes are an intergral part of these financial statements
                                       2

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS



                                                                                                                         From
                                                                                                                      March 18, 1997
                                                     Three Months Ended                     Nine Months Ended        (Inception) to
                                              -------------------------------    ----------------------------------
                                                March 31,       March 31,          March 31,           March 31,        March 31
                                                  2000             1999               2000               1999             2000
                                               (Unaudited)     (Unaudited)        (Unaudited)         (Unaudited)     (Unaudited)
                                              --------------  ---------------    ---------------     --------------   -------------
REVENUES                                    $             -  $             -    $             -     $       38,021    $     38,021
COST OF REVENUES                                          -                -                  -                  -               -
                                              --------------  ---------------    ---------------     --------------   -------------

GROSS PROFIT                                              -                -                  -             38,021          38,021
                                              --------------  ---------------    ---------------     --------------   -------------

EXPENSES
     Mineral property exploration expenses                -            9,735             70,760             32,349         661,973
     Consulting and professional fees                15,600                -             60,392                  -         183,992
     General and administrative expenses             19,531              896             40,122             52,218         103,411
                                              --------------  ---------------    ---------------     --------------   -------------

        TOTAL EXPENSES                               35,131           10,631            171,274             84,567         949,376
                                              --------------  ---------------    ---------------     --------------   -------------

NET LOSS FROM OPERATIONS                            (35,131)         (10,631)          (171,274)           (46,546)       (911,355)

INCOME TAXES                                              -                -                  -                  -               -
                                              --------------  ---------------    ---------------     --------------   -------------

NET LOSS                                     $      (35,131) $       (10,631)          (171,274)    $      (46,546) $     (911,355)
                                              ==============  ===============    ===============     ==============   =============

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                       $     NIL       $       NIL                NIL         $       NIL     $        (0.1)
                                              ==============  ===============    ===============     ==============   =============
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                           16,665,757       16,665,757          11,823,591         11,823,591      16,109,115
                                              ==============  ===============    ===============     ==============   =============





   The accompanying notes are an intergral part of these financial statements
                                       3

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                Accumulated
                                              Common Stock        Additional     Stock         Deficit during     Total
                                          Number                    Paid-In   Subscriptions       Development  Stockholders'
                                        of Shares        Amount     Capital    Receivable            Stage        Equity
                                        ------------------------  ----------  -------------    --------------- -------------
Balance
      March 18, 1997                              -    $      -   $        -    $       -       $         -     $        -

Issuance of shares at $0.01
      per share for services              4,600,000       4,600       41,400            -                 -         46,000

Issuance of shares at $0.01
      per share for note                  5,400,000       5,400       48,600      (54,000)                -              -

Issuance of shares at $0.25
      per share for cash                  1,377,800       1,378      343,073            -                 -        344,451

Net loss for the year ended
   December 31, 1997                              -           -            -            -          (320,282)      (320,282)
                                         ----------    --------     --------    ----------        ----------      --------
Balance,
      December 31, 1997                  11,377,800      11,378      433,073      (54,000)         (320,282)        70,169

Issuance of shares at
      approximately $0.25
      per share for cash                    140,000         140       34,608            -                 -         34,748

Payment of stock subscriptions
      in exchange for services                    -           -            -       54,000                 -         54,000
                                         ----------    --------    ---------    ---------        ----------     ----------
Balance forward                          11,517,800    $ 11,518    $ 467,681    $       -        $ (320,282)    $  158,917
                                         ----------    --------    ---------    ---------        ----------     ----------


   The accompanying notes are an intergral part of these financial statements

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                        Accumulated
                                     Common Stock           Additional     Stock       Deficit during     Total
                                 Number                      Paid-In     Subscriptions  Development   Stockholders'
                                of Shares      Amount        Capital     Receivable        Stage         Equity
                              -------------------------   ------------   ------------- -------------- -------------
Balance brought forward        11,517,800    $   11,518    $   467,681   $        -     $ (320,282)    $  158,917

Issuance of shares at $0.25
    per share for note          1,000,000         1,000        249,000     (250,000)             -              -

Net loss for the year ended
  December 31, 1998                      -             -              -            -       (319,632)      (319,632)
                               ----------     ---------     ----------     --------     ----------      ---------
Balance, December 31, 1998     12,517,800        12,518        716,681     (250,000)      (639,914)      (160,715)

Issuance of shares at $0.12
    to $0.25 per share for cash   324,450           324         78,908            -              -         79,232

Issuance of shares at $0.01
    per share for equipment       100,000           100            900            -              -          1,000

Net loss for the year ended
   June 30, 1998                        -             -              -            -       (100,167)      (100,167)
                               ----------       -------      ---------     --------    -----------      ---------
Balance, June 30, 1999         12,942,250        12,942        796,489     (250,000)      (740,081)      (180,650)
                               ----------       -------      ---------     --------    -----------      ---------
Issuance of shares at $0.001
    for cash                    3,500,000         3,500         31,500            -              -         35,000

Issuance of shares at $0.01
    for services                  170,000           170          1,530            -              -          1,700

Issuance of shares at $0.35
    for cash                      163,363           163         57,014                                     57,177

Issuance of shares at $0.35        90,151            90         31,463                                     31,553
    for equipment

Issuance of shares at $0.35
    for cash                      508,961          509        177,626                                    178,135

Issuance of shares at $0.25
    for services                   50,000           50         12,450                                     12,500


Issuance of shares at $0.35
   for cash and debt              142,855          143         49,857                                     50,000

Issuance of shares at $0.35
   for services                     6,000            6          2,094                                      2,100

Payment of subscriptions rec.                                               250,000                       250,000

Net loss for the nine months
   ended March 31, 2000                   -            -              -            -       (171,274)      (171,274)
                                  ---------      -------        -------      -------       --------       --------
Balance, March 31, 2000        $ 17,573,580    $  17,573      1,160,023           -       (911,355)       266,241
                                 ==========      =======     ==========      =======      =========       ========

   The accompanying notes are an intergral part of these financial statements

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                                              From
                                                     Nine months          Nine months       March 18, 1997
                                                       Ending               Ending        (Inception) to
                                                   March 31, 2000        March 31, 1999     March 31, 2000
                                                     (Unaudited)          (Unaudited)      (Unaudited)
                                                   ----------------   -------------------  ----------------
Cash flows from operating activities:
     Net loss                                             (171,274)   $           (46,546)     (911,355)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                     8,200                     34         8,234
            Consulting and professional fees paid
                by issuance of stock                        16,300                  1,000       117,300
     Decrease (increase) in:
         Deposits                                                -                      -       (50,000)
     Increase (decrease) in:
         accounts receivable                                     -                      -             -
         Short term notes payable                           (5,000)                     -           992
         Shareholder advance                                     -                      -        50,000
         Officer payable                                   (54,310)                20,518       135,549
                                                          ---------               --------     --------
Net cash (used) in operating activities                   (206,084)               (24,994)     (649,280)
                                                          ---------               --------     --------
Cash flows from investing activities:
     Property payment                                     (107,500)                     -      (107,500)
     Purchase of equipment                                (210,113)                     -      (214,213)
                                                          ---------               --------     ---------
Net cash used by investing acitivites:                    (317,613)                     -      (321,713)

Cash flows from financing activities:
     Proceeds from collection of subscriptions rec.        250,000                     -        250,000
     Proceeds from sale of common stock                    270,313                 34,748       727,752
                                                           -------                -------      --------
Net cash provided by financing activities:                 520,313                 34,748       977,752
                                                           -------                -------      --------

Increase (Decrease) in Cash                                 (3,384)   $             9,754         6,759





  The accompanying notes are an intergral part of these financial statements
                                       6

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                       From
                                                 Nine months       Nine months       March 18, 1997
                                                    Ended            Ending          (Inception) to
                                               March 31, 2000     March 31, 1999     March 31
                                                 (Unaudited)       (Unaudited)         2000
                                               ---------------   ---------------   ------------------

Increase (decrease) in cash - brought forward$          (3,384)  $         9,754   $      6,759

Cash, beginning of period                               10,143               389              -
                                                      --------          --------        -------
Cash, end of period                          $           6,759   $        10,143   $      6,759
                                                      ========          ========        =======

Supplemental disclosures:

Interest paid                                                -   $             -   $          -
                                                      ========          ========        =======
Income taxes paid                                            -   $             -   $          -
                                                      ========          ========        =======
Non-cash investing and financing activities:

     Common stock issued for services                   16,300   $         1,000   $     47,000
     Common stock subscriptions paid for by services         -   $        54,000   $     54,000
     Common stock issued for equipment                  31,553   $             -   $     56,553
     Common stock issued for debt                       50,000   $           992   $     50,992





   The accompanying notes are an intergral part of these financial statements

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (the Company) was incorporated in March of 1997 under the laws of the state of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company has been in the development stage since its inception. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. The Company has formed a subsidiary corporation in Venezuela. Although this entity has had no financial transactions, the Company expects to use this subsidiary to acquire a Venezuelan mining property.

On May 20, 1999, the Company entered into an agreement to purchase Apologold C.A. (a Venezuelan company). Under the agreement, Apolo expects to acquire all of the outstanding common stock minus one share of Apologold. Apolo will account for the acquisition as a purchase of Apologold because the shareholders of Apolo controlled operations after the acquisition. See Note 6.

The Company changed its year-end to June 30.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At March 31, 2000, the Company had written off amounts expended for its Panama operations. (Notes 4 and 6.)

Provision for Taxes
-------------------
At March 31, 2000, the Company has a net operating loss of approximately $911,000, which may be offset against future taxable income through 2019. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as the Company will probably continue to experience operating losses during its development stage and it is currently unknown if the carryforwards will expire unused.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.
                                       9

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences
--------------------
As the Company is still in the development stage, it currently does not have a policy regarding accruals of compensated absences. The Company intends to expense these costs as incurred.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in United States dollars, which totaled $6,759 at March 31, 2000. This account is not insured.


NOTE 3 - MINERAL PROPERTIES

Venezuela
---------
In May 1999, the Company entered into an agreement to purchase a 100% minus 1 share interest in Apologold C.A. (a Venezuelan Company). The agreement was finalized subsequent to the date of these financial statements. (Note 6.) Under the terms of the agreement, the Company acquired control over all rights for the exploitation of alluvial diamonds and gold in a mining concession called Codsa 13 located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

Panama
------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company would assume all profits and expenses for operating Golden Cycle's mine located at the Conception River Basin, Calovebora Township, District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property through March 31, 2000 and core samples have been promising, operations have been abandoned due to nondelivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 6) and all amounts expended for the venture have been charged to operations as incurred.

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the nine months ended March 31, 2000 approximated $8,200.


NOTE 5 - COMMON STOCK

During 1997, the Company issued 10,000,000 shares of common stock to directors for services rendered and stock subscriptions receivable. The shares were valued at $0.01 per share, which was the deemed fair market value of the shares on the date of issuance.

During 1998, services were performed by directors in payment of stock subscriptions receivable. These services were valued at $54,000. The Company also issued 1,000,000 shares of common stock for stock subscriptions receivable, valued at $0.25 per share, which is the fair market value of the shares on the date of issuance. This amount was fully paid in September 1999.

During 1999, the Company issued 100,000 shares of common stock in exchange for services. The shares were valued at $0.01 per share, which is the fair market value of the shares on the date of issuance.

As part of a purchase agreement, the Company has agreed to issue 50,000 shares of common stock to Mohammed Youssef Merhi, and 3,500,000 shares of common stock as a finder's fee to AML Diamond and Gold Exp., Inc. The stock is to be issued at $0.01 per share. (Note 6.)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
-------------------------------------
In May 1999, the Company entered into an agreement to purchase a 100% minus one share interest in Apologold, C.A. (a Venezuelan company) for $3,500,000 plus royalties and common stock. As of March 31, 2000, the Company has paid a $50,000 cash deposit towards finalization of this agreement. The deposit will be applied towards the total purchase price with an additional $50,000 paid on November 15, 1999. The remaining balance of the purchase price will be paid as follows:

1. A 10% royalty from net production and an additional 2.5% of net production profit

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000



NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

Apologold C.A. (a Venezuelan Company) (continued)

     will be applied towards the total purchase price until full payment of the purchase price is achieved.

2. An additional 10% royalty from net production will be paid to Goldma C.A. (a Venezuelan company) as payment for rent and operational and technical assistance.

3. 50,000 shares of the Company's common stock will be issued at a $0.01 per share to Mohammed Youssef Merhi of Goldma C.A. (a Venezuelan company).

4. The Company will also issue 3,500,000 shares of its common stock at $0.01 per share to AML Diamond and Gold Exp., Inc. in full payment of a finder's fee. (Note 5.)

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


NOTE 7 - RELATED PARTY

As of June 30, 1999, the Company has received a $50,000 cash advance from a director. The advance, which is noninterest-bearing and uncollateralized, is expected to be repaid once the Company enters the operating stage.

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000




NOTE 7 - RELATED PARTY (continued)

The officer payable liability is $189,859 at March 31, 2000. These amounts arise
from  expenses  by  officers  in  Panama  and  Venezuela  for   development  and
operations.

The Company leases office facilities in Vancouver, British Columbia, Canada from an officer. The lease is classified as a month to month tenancy and provides for quarterly payments of $500. During the nine months ended March 31, 2000, lease payments totaled $1,000.


NOTE 8 - SUBSEQUENT EVENTS

As described in Note 6, the Company is completing a purchase agreement for a 100% minus one share interest in Apologold C.A. (a Venezuelan Company). (Note 6.)

The Company is continuing efforts to restore a purchase agreement for a 99% interest in Golden Cycle of Panama, Inc. to its original standing. Management does not expect to receive Golden's common stock as originally agreed. (Note 6.)


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $171,274 for the nine months ended March 31, 2000 and has an accumulated deficit of $911,355 since inception.

The Company is actively seeking additional capital and management believes that properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors. Furthermore, the Company is in the development stage, as it has not realized any significant revenues from its planned operations.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management plans to attract additional investment capital and believes that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years.

                                APOLO GOLD, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000



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

Item 2 - Management's discussion and analysis or Plan of Operation

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

On May 18, 1999, the Venezuelan subsidiary, Compania Minera Apologold, C.A. (Venezuelan Company), entered into an agreement with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession named Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela for a total consideration of $3,500,000US (2,086,000,000 Bolivars). A down payment of $50,000 was made on or about May 30, 1999 and additional payments totaling $107,000 have also been made to March 31, 2000. The Venezuelan Company agreed to establish at least one mining concession with a minimum production of 1,000 cubic meters per day within one year from the date of authentication of the purchase agreement with the Venezuelan government. The agreement was first authenticated with the Venezuelan government on May 18, 1999 and the Company will be in production during the month of May 2000.

All equipment necessary for the commencement of the operation on the above mentioned concession in Venezuela has been shipped to Venezuela and been assembled. The production facility is currently being tested with production commencing in May, 2000.

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

RESULTS OF OPERATIONS

There are no revenues in the quarter ending March 31, 2000, as the equipment necessary to commence operations did not arrive in Venezuela until April 2000.

During the nine months ending March 31, 2000, the Company incurred expenses of $163,073, which are summarized as follows:

    Mineral property exploration expenses              $85,668
    Consulting and professional fees                    47,992
    General and administrative expenses                 29,413
                                                      --------
                                                      $163,073
                                                      ========

In addition to expenses above, the Company expended the sum of $241,665 towards the purchase of mining equipment and $107,000 towards property payments owing. Payment included issuance of 120,537 shares of common stock at $0.35 per share.

The Company has carefully controlled its expenses to date and at March 31, 2000 had cash on hand of $6,760. It plans to continue to raise funds as necessary by either sale of common stock or loans from associates. It has sufficient cash on hand or access to cash to conduct its operations at this stage of its development. It has no liabilities to third parties. Its liabilities are to existing shareholders of the company.

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

At March 31, 2000, the Company had 17,573,580 shares of common stock outstanding and has raised a total of $1,177,597. In addition to the sale of common stock, the Company reduced loans from a director by $117,500 at March 31, 2000 to $72,359

The Company recognizes that it will need additional capital during the next year as it commences production at the concession site. It will endeavor to obtain additional cash through the sale of common stock or from loans on terms and conditions acceptable to it.

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

APOLO GOLD, INC.

Dated: May 16, 2000



/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President, Secretary-Treasurer Director