Form 10QSB/A
period 2000-03-31
APOLO GOLD INC
filed 2000-05-24
CIK 1040721

FORM 10-QSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                 ==========      =======     ==========      =======      =========       ========

   The accompanying notes are an intergral part of these financial statements

                                APOLO GOLD, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                                              From
                                                     Nine months          Nine months       March 18, 1997
                                                       Ending               Ending        (Inception) to
                                                   March 31, 2000        March 31, 1999     March 31, 2000
                                                     (Unaudited)          (Unaudited)      (Unaudited)
                                                   ----------------   -------------------  ----------------
Cash flows from operating activities:
     Net loss                                             (171,274)   $           (46,546)     (911,355)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                     8,200                     34         8,234
            Consulting and professional fees paid
                by issuance of stock                        16,300                  1,000       117,300
     Decrease (increase) in:
         Deposits                                                -                      -       (50,000)
     Increase (decrease) in:
         accounts receivable                                     -                      -             -
         Short term notes payable                           (5,000)                     -           992
         Shareholder advance                                     -                      -        50,000
         Officer payable                                   (54,310)                20,518       135,549
                                                          ---------               --------     --------

Net cash provided (used)by operating activities           (206,084)               (24,994)     (649,280)
                                                          ---------               --------     --------

Cash flows from investing activities:
     Property payment                                     (107,500)                     -      (107,500)
     Purchase of equipment                                (210,113)                     -      (214,213)
                                                          ---------               --------     ---------

Net cash provided (used) by investing acitivites:         (317,613)                     -      (321,713)

Cash flows from financing activities:
     Proceeds from collection of subscriptions rec.        250,000                     -        250,000
     Proceeds from sale of common stock                    270,313                 34,748       727,752
                                                           -------                -------      --------
Net cash provided by financing activities:                 520,313                 34,748       977,752
                                                           -------                -------      --------

Increase (Decrease) in Cash                                 (3,384)   $             9,754         6,759





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

During the nine months ending March 31, 2000, the Company incurred expenses of $171,274, which are summarized as follows:

    Mineral property exploration expenses              $70,760
    Consulting and professional fees                    60,392
    General and administrative expenses                 40,122
                                                      --------
                                                      $171,274
                                                      ========

In addition to expenses above, the Company expended the sum of $210,113 towards the purchase of mining equipment and $107,000 towards property payments owing. Payment included issuance of 90,151 shares of common stock at $0.35 per share.

The Company has carefully controlled its expenses to date and at March 31, 2000 had cash on hand of $6,759. It plans to continue to raise funds as necessary by either sale of common stock or loans from associates. It has sufficient cash on hand or access to cash to conduct its operations at this stage of its development. It has no liabilities to third parties. Its liabilities are to existing shareholders of the company.

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

APOLO GOLD, INC.

Dated: May 19, 2000



/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President, Secretary-Treasurer Director