Form 10KSB40
period 2000-06-30
APOLO GOLD INC
filed 2000-10-02
CIK 1040721

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington D. C. 20549



(Mark  One

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000 OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791

                                Apolo Gold, Inc.
                   ---------------------------------------
              (Exact name of small business issuer in its charter)

                Nevada                                 Applied for
     -----------------------------------------------------------------------
        State or other jurisdiction of      I.R.S. Employer Identification No.
         incorporation or organization

                            #1458 - 409 Granville St.
                       Vancouver, British Columbia V6C 1T2
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 604-687-4150

Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
                                 --------------
                                (Title of class)

Securities  Registered  Under Section  12(g) of the Exchange Act:
                          Common Stock, 0.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:  $91,841
                                                     ---------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (5,864,580 shares) based on the average bid and asked price as of September 21, 2000 being $0.21.5 per share: $1,260,885.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,714,580 shares of Common Stock as of September 28, 2000.

Documents Incorporated by Reference: None

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".



                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS.

History

     Apolo Gold, Inc, (the Company) was incorporated in March 1997 under the laws of the State of Nevada for the purpose of financing and operating gold and diamond concessions in Venezuela, as well as other precious metals opportunities.

     The Company formed a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation (the Venezuela subsidiary) and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. to acquire the elluvial diamond and gold mining concession named Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. The purchase price for the concession was $3,500,000 (2,086,000,000 Bolivars). A down payment of $50,000 (29,800,000 Bolivars) was made on or about May 30, 1999. A second payment of $50,000 (29,800,000 Bolivars) was made November 15, 1999. The Venezuela Subsidiary agreed to establish at least one mining operation on the concession with a minimum production of 1,000 cubic meters per day, within one year of execution of the agreement and its authentication by the Venezuela government. The agreement was first filed or authenticated with the Venezuela government on May 18, 1999.


     The Venezuela subsidiary negotiated an extension of this agreement to November 2000 with Empresa Proyectos Mineros Goldma, C.A.

     Once production commences, the Venezuela Subsidiary has agreed to pay monthly payments in the amount equal to twenty percent of the gross production from the mining operation. Fifty percent of the monthly payment (10% of the gross production) is to be credited as payment on the purchase price and fifty percent is to be applied as rental payment on mining equipment and technical assistance.

     The Venezuela Subsidiary agreed that within one year from the date of authentication of the purchase agreement with the Venezuelan authorities, the amount of the monthly payment is to be at least $10,000 even if production is insufficient to pay the minimum amount. Payments of the $10,000 minimum began in June 2000 and have been paid each month since.

     All payments to the Seller may be paid in US dollars, gold and diamonds as priced in Venezuela, and shares in the Company, as selected by the Seller in any combination thereof. The agreement requires a further payment of a royalty to the Seller in the amount of 2.5% of the annual net profits from operations on the concession. This royalty is payable as long as there is production on the property. There is also a royalty payable to the government of Venezuela of 4% of gross production. The agreement also requires that an existing mining operation by the Seller may continue and that the Seller may continue to conduct exploration and testing until the entire purchase price has been paid.

     On May 20 1999,the Company entered into an assignment agreement with its Venezuelan Subsidiary, which assigned the rights and obligations under the Concession Agreement to the Company. In addition to the obligations under the Concession Agreement, the Company paid 3,500,000 in shares of common stock to AML Diamond and Gold Exp. As well, the Company also agreed to pay a further royalty in the amount of 7.5% of net production profits. AML Diamond and Gold Exp is owned by Albert Aleong, a Venezuelan resident who has worked at the property site. He is not related to any directors or officers of the Company nor is he currently working at the mine site.


Operations

     The Company is taking over an existing elluvial mining operation on the concession Codsa 13. This existing operation processed approximately 250 cubic yards of material per day by using very inefficient mining technology and equipment. The existing process used sluice boxes where hand excavated gravels are washed over a ridged board to wash away lighter sediments and allowing gold to collect in the "riffles". The Geological Evaluation commissioned by the Company from Geological & Mining Exploration Services, S.A. of Las Cumbres, Panama, tested the tailings of the existing operation and concluded that the present operation recovers less than 40% of existing gold and diamonds. No records of the volume of gravel processed or gold and diamonds produced were maintained or if they were, they were not available to the Company.

     The Company has imported mining equipment including a floating dredge and a "Super Bowl" gold ore processing machine that is fully installed on the property and currently handling small production. Once preliminary testing is completed, the Company expects to process a minimum of 1,000 cubic yards of elluvial ore per day.

     As the Company has not yet attained full production, nor has it achieved the desired one shift level of 1,000 yards per day, there is no assurance that such production will be attained. Accordingly, there can be no assurance that the Company will operate at a profitable level.

     The mining process being used is open pit placer mining. A large pit is dug and allowed to fill with ground water. Alluvial ore is pumped from the bottom of the pit, screened for rough diamonds, and then processed through the Super Bowl for removal of gold ore. The Subsidiary Company employs a crew of 20 people and will operate initially on a one-shift basis. When production procedures are refined, the Company intends to implement a two-shift operation.

     Rough diamonds and gold will be sold to buyers in Venezuela while some diamonds may be sold in other world markets.

     The Company has no employees at present other than its officers. The Venezuela Company employs 20 people, plus it hires as consultants, mining engineers and other professionals as required.

     The Company expects to be producing 1,000 cubic yards per day in October 2000. Production will increase to 2,000 cubic yards per day later in the year.


Principal Markets

     The products produced by the Company are sold on world markets at prices established by market forces. These prices are not within the control of the Company. These prices have been taken into consideration in the evaluation of the property and its potential. Operating costs have been determined, possible recovery of precious metals has been estimated, and the risks involved have been determined. There is no assurance that the recovery of precious metals will occur as estimated.


Government Regulation

     The Company is aware of environmental requirements in the operation of concession. The Company is subject to regular inspections by Government authorities and to date has been approved after each inspection. The Company is also subject to a royalty of 4% on production and is audited on a regular basis by Government authorities. The Company is comfortable with the requirements and regulations and continues to abide by all regulations and requirements.


Risk Factors

1. The Company has limited earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery of precious metals.

2. The Company's success and possible growth will depend on its ability to recover precious metals, process them, and successfully sell them on world markets. It is dependent upon the market's acceptance of the quality of the product presented for sale.

3. Liquidity and Need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations and is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

     a) Foreign Operations Risks are significant as its principal business operations will be located in St Elena, Venezuela. Although management intends to abide by all laws of the country, including procurement of all necessary permits, licenses, and other regulatory approvals, the Company has no control over the regulatory climate and the possible changes in laws and regulations.

5. Competition is more in the area of ability to sell at world prices, which the Company cannot control, and the Company competes for access to the world markets with its products.

6. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

     a) There are currently 17,714,580 common shares outstanding out of a total authorized capital of 200,000,000 shares. There are 182,426,420 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company form its' authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.


     b) There are no dividends anticipated by the Company. At the present time, the Company intends to focus on reduction of its property debt.


Company's Office

     The  Company's   administrative   headquarters  are  located  at  #1458-409
Granville St, Vancouver, BC, Canada V6C 1T2 and its telephone number is 604-687-4150.



ITEM 2 - Description of Property

Location and Title

     The Company has acquired the alluvial diamond and gold mining concession named Codsa 13.

     Codsa 13 is located in the Gran Sabana Autonomous Municipality, State of Bolivar, in the extreme southeast of Venezuela. It is approximately sixty kilometers north of Santa Elena, a village of 15,000 people with sufficient facilities and supplies to support the mining operation. Santa Elena has daily flights to Caracas. The mining operation is accessible by gravel road from Santa Elena.

     Title to the Codsa 13 mining concession has been held by Empresa Proyectos Mineros Goldma, C.A. since 1992 and is the seller as described above to the Company's Subsidiary.

Regional Geology

     Existing data on Codsa 13 defines it as part of the Magnamatica de Roraima Province, of Proterozoico, between 1,800 and 1,650 million years. This Magnamatica Province is formed by a series of formations, described in the "Proyecto de Inventario de Resursos Naturales de la Region de Guayana de C.V.G. Technical Nigeria C.A. These formations are as follows:


Uairen Formations, Inferior and Superior Part

     Formed mainly by quartz sandstone and conglomerate of fine and coarse side, sandstone feldespatic, limonite, breccia lens and sandstone of white and pink colors, lens of lutita vitreous.

Uaimpue Formations: Lower, Middle and Upper Part

     Formed mainly by quartz sandstone of fine and medium grain with crossed stratification, "flat and leveled" parallel, pinkish and violet colors, vitreous tufts, volcanclastic sandstones red in color with pyrite crystals, fine grained quartz like sandstones, vitreous tufts and green chert. The area is considered as a diamond bearing and placer gold field, however there is no concluding criteria on the primary deposits of the same.

Description of Codsa 13

     The gold and diamond deposit currently being exploited on Codsa 13 concession, consists of a series of massive stratum of fine and thick-grained quartz sands with white quartz edges and gravel with unconsolidated sand quartz matrix.

     This sequence graduates toward the ceiling to levels of very fine grain similar to volcanic ash, white in color and at a level of black in color, of quartz grains that make up a good level of stratigraphic reference.

     In the current pits, the base of the cystic section cannot be observed, below the levels of gravel and a lens of breccia cemented with hematite limonite exists. The lowest level observed consists of very homogenious fine grained sands, with isolated quartz edges. The sequence of sands with evidence of gold contents, outcropping in the pits show an average thickness of 9 meters although true thickness and morphology is unknown.

     The soil that is mainly a sandy area, with little organic contents, is not more than 0.50 meters. The deposit forms a flat area with a slight inclination that reaches a subsurface level at 1 meter deep. This will allow the Company to maintain the extraction pit full of water that will be adequate for the planned extraction process.

     In the Codsa 13 concession, the potential zone for the contents of elluvial with gold and diamonds has not yet been properly defined, although there is enough evidence to consider that the undulated flat morphology, which forms a filling at the level of the river, could contain the main potential. In addition, there is evidence that the area has been affected by hydrothermal processes of mineralization that increased the possibilities of mineralization.

     It is estimated that the alluvium zone is located at the undulated flat areas, with an approximate elevation of 10 meters above Rio Cuquenan level. The current works in the two pits indicates that the deposits are extended in this area and that the same contain gold and diamonds. The works carried out at the higher topographical levels, have not given good results, however the same have not been carried out with adequate control of the possible levels of greater interest. The area covered by this undulated flat area, which is considered as the best potential covers nearly 3 square km. This represents a 9,000,000 square meter area. If a minimum thickness of 5 meters is taken into consideration for the sequence alluvium, the existing potential is of 45,000,000 cubic meters, which represent close to 112,500,000 tons of alluvial ore.


ITEM 3 - Legal Proceedings

     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.


ITEM 4 - Submission of Matters to a Vote of Security Holders

     None. No matters were submitted during the fiscal year covered by this report to a vote of security holders.


PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

     The Company's common stock has been quoted on the National Association of Securities Dealers' Over-the-Counter market since May 17,2000. There is no other public trading market for the Company's equity securities.

     The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.


    Quarter Ended                High Bid                  Low Bid
    --------------------------------------------------------------
    June 30, 2000                   $0.31                    $0.19


     As of September 25 2000, there were fifty-eight holders of record of the Company's common stock which does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

     The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada for the purpose of financing and operating a gold and diamond mining concession in Southeastern Venezuela, acquired by the Company's subsidiary Compania Minera Apologold, C.A. a corporation incorporated under the laws of Venezuela.

     Compania Minera Apologold, C.A. entered into an agreement on May 18, 1999 with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession called Codsa 13, that is located in Gran Sabana Autonomous Municipality State of Bolivar, Venezuela for a total consideration of $3,500,000(2,086,000 Bolivars). Payments of $100,000 have been made to date on this debt and starting June 30, 2000, the Company commenced minimum monthly payments of $10,000 until such time as they enter into full production.

     Compania Minera Apologold, C.A. also agreed to establish at least one mining concession with a minimum production of 1,000 cubic meters per day within one year from the date of authentication of the purchase agreement by the government of Venezuela. This authentication occurred on May 18, 1999 and the Company subsequently negotiated an extension to the one-year provision and now must be in production by November 1, 2000. Production has already started on the concession and volumes of 1,000 cubic yards per day are expected in October 2000. This should increase to 2,000 cubic yards per day later in the year.

     Once production commences, Compania Minera Apologold, C.A. agreed to monthly payments in an amount equal to twenty percent of the gross production from the mining operation. Fifty percent of the monthly payment (10% of the gross production) is to be credited as payment on the purchase price and the remaining fifty percent is to be applied as rental payment on mining equipment and technical assistance. In the event production is inadequate, or delayed for any reason, minimum payments of $10,000 per month shall be made. This payment schedule continues until the debt is retired. The same formula applies whereby fifty percent of the $10,000 is applied to the debt and the remaining 50% is applied as a rental payment and technical assistance.

     All payments to the Seller can be made in US dollars, gold and diamonds as priced in Venezuela and shares in the Company, or any combination thereof, as agreed by the Seller.

     In addition to the foregoing, a further royalty payment of 2.5% of the annual net profits of the concession is to be paid to the Seller. The royalty is payable as long as there is production on the property.

     A royalty of 4% of production is also payable to the government of Venezuela.

Results of Operations - Period From July 01, 1999 to June 30, 2000

REVENUES: Revenues in the year ending June 30 2000 amounted to $91,841. This was the result of testing programs carried out over the past several months. Full production is expected in October 2000.

EXPENSES: During the year ending June 30 2000, the Company incurred direct expenses of $215,123, indirect expenses of 29,016 and general and administrative expenses of $107,501.

A summary of these expenditures is as follows: Direct expenses:
         Cost of production                  $  69,737
         Depreciation and depletion             72,160
         Wages                                  65,470
         Supplies and sundry                     7,756
                                           ------------
                                               215,123
                                           ------------
Indirect expenses:
         Travel and camp expenses               29,016
                                           ------------

General and administrative:
         Legal and Professional fees          $ 15,600
         Consulting fees                        20,500
         Office and Administration              54,374
         Travel and promotion                   17,037
                                          -------------
  Total                                       $107,501
                                          -------------


     All of the above noted direct and indirect expenses of $244,139 were wages and expenses related to preparation of the property for production, installation of equipment and the setup of production procedures.

     General and administrative expenses of $107,501 included legal and accounting fees paid of $15.600, agreement preparation in Venezuela, and the preparation and filing of quarterly reports with the SEC and the audits of the accounts.

     The Company continues to carefully control its expenses, and intends to seek financing in the future to provide necessary funds to conduct its production and further develop its property concession..

     The Company has no employees at the present time other than its officers and directors and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. Its subsidiary employees between 15 and 20 people at the mine site in Venezuela who are paid weekly in Bolivars.

     Cash on hand at June 30, 2000 was $6,485 and the Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans, and private placements.

     NET LOSS: The Company incurred a net loss of $259,799 for the fiscal year ended June 30, 2000. It is expected that the net loss will be eliminated in the fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its development to date by way of sale of common stock and with loans from a director of the Company.

     At June 30, 2000, the Company had 17,573,580 shares of common stock outstanding and has raised total capital to date of $1,177,577. In addition the Company has borrowed $159,659 for a total capital injection to date of $1,337,236.

     The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

     The Company is not in arrears on any of its obligations.

INFLATION

     Inflation has not been a factor during the fiscal year ending June 30, 2000. While inflationary forces are moderately higher in the current year, it is not considered a factor in capital expenditures or production activities.

Item 7. Financial Statements.



                                APOLO GOLD, INC.



                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT                                        1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                2

         Consolidated Statements of Operations                      3

         Consolidated Statement of Stockholders' Equity             4

         Consolidated Statements of Cash Flows                      5

NOTES TO FINANCIAL STATEMENTS                                       6

((LOGO))
                            Williams & Webster, P.C.
               Certified Public Accountants & Business Consultants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                             Spokane, WA 99201-0611
       509-838-5111 Fax: 509-838-5114 Email: wwpcpas@williams-webster.com


Board of Directors
Apolo Gold, Inc.
Vancouver, British Columbia
CANADA


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Apolo Gold, Inc. as of June 30, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold, Inc. as of June 30, 2000, and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses and default on its equipment purchase contract raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 31, 2000

                                APOLO GOLD, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                            June 30,           June 30,
                                                                              2000               1999
                                                                         ---------------     --------------
ASSETS
     CURRENT ASSETS
         Cash                                                          $          6,485   $         10,143
         Accounts receivable                                                      4,880                  -
         Deposit                                                                      -             50,000
                                                                         ---------------     --------------
                                                                         ---------------     --------------
             Total Current Assets                                                11,365             60,143
                                                                         ---------------     --------------

     PROPERTY AND EQUIPMENT
         Equipment                                                              350,658              4,100
         Less accumulated depreciation                                          (61,694)               (34)
                                                                         ---------------     --------------
                                                                         ---------------     --------------
             Total Property and Equipment                                       288,964              4,066
                                                                         ---------------     --------------

     MINERAL PROPERTY                                                         2,999,500                  -
                                                                         ---------------     --------------


TOTAL ASSETS                                                           $      3,299,829   $         64,209
                                                                         ===============     ==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                              $         57,454   $              -
         Loans payable                                                            5,000              5,000
         Accrued interest                                                       193,979
         Shareholder advances                                                   154,659            239,859
         Mineral property contract payable                                       60,000                  -
                                                                         ---------------     --------------
             Total Current Liabilities                                          471,092            244,859
                                                                         ---------------     --------------

     LONG-TERM LIABILITIES
         Mineral property contract payable, net of current portion            2,845,000                  -
                                                                         ---------------     --------------

         TOTAL LIABILITIES                                                    3,316,092            244,859
                                                                         ---------------     --------------

     COMMITMENTS AND CONTINGENCIES                                                    -                  -
                                                                         ---------------     --------------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 17,573,580, and 12,942,250 shares
             issued and outstanding, respectively                                17,574             12,942
         Additional paid-in-capital                                           1,160,023            796,489
         Stock subscriptions receivable                                               -           (250,000)
         Accumulated deficit                                                 (1,193,859)          (740,081)
                                                                         ---------------     --------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (16,263)          (180,650)
                                                                         ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $      3,299,829   $         64,209
                                                                         ===============     ==============




   The accompanying notes are an integral part of these financial statements

                                APOLO GOLD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the            For the
                                                          Year Ended        Year Ended
                                                           June 30,          June 30,
                                                             2000              1999
                                                        ---------------   ----------------

REVENUES                                              $         91,841     $            -

COST OF REVENUES
     Direct costs                                              215,123                  -
     Indirect costs                                             29,016                  -
                                                        ---------------   ----------------
                                                        ---------------   ----------------
TOTAL COST OF REVENUES                                         244,139                  -
                                                        ---------------   ----------------

GROSS PROFIT (LOSS)                                           (152,298)                 -
                                                        ---------------   ----------------

EXPENSES
     Mineral property exploration expense                            -             70,919
     Consulting and professional fees                           36,100             27,000
     General and administrative expenses                        71,401              2,248
                                                        ---------------   ----------------
         TOTAL EXPENSES                                        107,501            100,167
                                                        ---------------   ----------------

LOSS FROM OPERATIONS                                          (259,799)          (100,167)

OTHER EXPENSES
     Interest Expense                                          193,979                  -
                                                        ---------------   ----------------

NET LOSS BEFORE INCOME TAXES                                  (453,778)          (100,167)

INCOME TAXES                                                         -                  -
                                                        ---------------   ----------------

NET LOSS AFTER INCOME TAXES                            $      (453,778)          (100,167)
                                                        ===============   ================

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                                 $        (0.029)            (0.008)
                                                        ===============   ================

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                                      15,585,915         11,823,591
                                                        ===============   ================



  The accompanying noates arae an integral part of these financial statements

                                APOLO GOLD, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY



                                          Common Stock                Additional       Stock                           Total
                                              Number                   Paid-In    Subscriptions     Accumulated     Stockholders'
                                           of Shares        Amount     Capital      Receivable         Deficit         Equity
                                          -----------    ---------    ----------   ------------   ------------    -----------
Balance, June 30, 1998                     12,517,800    $  12,518    $  716,681   $   (250,000)  $   (639,914)   $  (160,715)

Issuance of shares at $0.12
    to $0.25 per share for cash               324,450          324        78,908              -              -         79,232

Issuance of shares at $0.01
    per share for equipment                   100,000          100           900              -              -          1,000

Net loss for the year ended June 30, 1999           -            -             -              -       (100,167)      (100,167)
                                           ----------    ---------      --------      ---------       --------      ---------
Balance, June 30, 1999                     12,942,250       12,942       796,489       (250,000)      (740,081)      (180,650)

Issuance of shares at $0.01
    for cash                                3,520,000        3,520        31,680              -              -         35,200

Issuance of shares at $0.35
    for equipment                             120,252          120        42,068              -              -         42,188

Issuance of shares at $0.35
    for cash                                  499,363          499       174,178              -              -        174,677

Issuance of shares an average of $0.24 per share
    for services and debt                     491,715          492       115,608              -              -        116,100

Payment of stock subscriptions receivable           -            -             -        250,000              -        250,000

Net loss for the year ended June 30, 2000           -            -             -              -       (453,778)      (453,778)
                                        -------------  -----------  ------------  -------------   -------------   -----------
Balance, June 30, 2000                  $  17,573,580   $   17,574   $ 1,160,023  $           -   $ (1,193,859)   $   (16,263)
                                        =============  ===========  ============  =============   =============   ===========


  The accompnaying notes are an intergral part of these financial statements.

                                APOLO GOLD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Year           For the Year
                                                                            Ending                 Ending
                                                                        June 30, 2000            June 30, 1999
                                                                    --------------------   ----------------------
Cash flows from operating activities:
      Net loss                                                      $           (453,778)  $             (100,167)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation                                                        61,660                       34
              Depletion                                                           10,500                        -
              Stock issued for services                                           16,100                    1,000

      Decrease (increase) in:
          Accounts receivable                                                     (4,880)                       -
          Accounts payable                                                        14,954                        -
          Accrued interest                                                       193,979                        -
          Deposits                                                                     -                  (50,000)
          Short term notes payable                                                     -                    5,000
                                                                    --------------------   ----------------------
Net cash (used) by operating activities                                         (161,465)                (144,133)
                                                                    --------------------   ----------------------
Cash flows from investing activities:
      Purchase of mineral property                                               (55,000)                       -
      Purchase of equipment                                                     (261,870)                  (4,100)
                                                                    --------------------   ----------------------
Net cash (used) by investing activities                                         (316,870)                  (4,100)
                                                                    --------------------   ----------------------
Cash flows from financing activities:
      Net proceeds from shareholder loans                                         14,800                   77,942
      Proceeds from collection of subscriptions receivable                       250,000                        -
      Proceeds from sale of common stock                                         209,877                   78,240
                                                                    --------------------   ----------------------
Net cash provided  by financing activities                                       474,677                  156,182
                                                                    --------------------   ----------------------
Increase (Decrease) in cash                                                       (3,658)                   7,949

Cash, beginning of year                                                           10,143                    2,194
                                                                    --------------------   ----------------------
Cash, end of year                                                   $              6,485   $               10,143
                                                                    ====================   ======================
Supplemental disclosures:

Interest paid                                                       $                  -   $                    -
                                                                    ====================   ======================
Income taxes paid                                                   $                  -   $                    -
                                                                    ====================   ======================
Non-cash investing and financing activities:

      Common stock issued for services                              $             16,100   $                1,000
      Common stock issued for equipment                             $             42,188   $                    -
      Common stock issued for debt                                  $            100,000   $                    -
      Property and equipment purchased on financing contract        $          3,600,000   $                    -



   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (the Company) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. The Company has formed a subsidiary corporation in Venezuela. Although this entity has had no financial transactions, the Company used this subsidiary to acquire a Venezuelan mining property.

In November 1997, the Company incorporated Apologold C.A. (a Venezuelan company). The Company owns 99 shares of the 100 shares issued by Apologold C.A. The remaining share is owned by a citizen of Venezuela. See Note 6.

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process.

The Company's year-end is June 30.

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

Development Stage in Prior Years
--------------------------------
The Company was formed in March 1997, and was in the development stage through June 30, 1999. The year 2000 is the first year during which it is considered an operating company.

Mineral Exploration and Development Costs
-----------------------------------------
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units of production basis over proven and probable reserves.

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

The Venezuelan government does not require foreign entities to maintain cash reserves in Venezuela.

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 2000, the Company has written off amounts expended for its Panama operations (Notes 4 and 6) and has determined that there was no further impairment of long-lived assets.

Provision for Taxes
-------------------
At June 30, 2000, the Company has a net operating loss of approximately $1,000,000, which may be offset against future taxable income through 2019. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as it is currently unknown if the carryforwards will expire unused.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Reclamation Costs
-----------------
Management believes reclamation costs at its mining site in State of Bolvar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. The Company will begin to accrue $12,000 a year for reclamation costs after one year of full production. At June 30, 2000, this bond has not been posted.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account maintained in United States dollars.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser. The Company sells its products immediately upon extraction and does not maintain any inventory.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - MINERAL PROPERTIES

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Aplogold C.A., to acquire a mine in Venezuela. See Note 6. Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

The mining property is being depleted using the units of production method base upon proven and probable reserves. The depletion expense for the year ended June 30, 2000 is $10,500.

Panama
------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company assumes all profits and expenses for operating Golden Cycle's mine located at the Conception River Basin, Calovebora Township,
District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property and core samples have been promising, operations have been abandoned due to nondelivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 6) and all amounts expended for the venture have been charged to operations as incurred.

Foreign Operations
------------------
The accompanying balance sheet includes $3,288,464 relating to the Company's assets in Venezuela. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Segment Information
-------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 9.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the year ended June 30, 2000 was $61,660.

NOTE 5 - MINERAL PROPERTY CONTRACT PAYABLE

The contracted purchase price for the Company's Venezuelan mine was $3,500,000, which consisted of a cash deposit paid of $100,000 and a non-interest bearing loan in the amount of $3,400,000. The loan, collateralized by the mine, was recorded at its present value to reflect an effective interest rate of 5.92%. The loan calls for initial minimum payments of $5,000 per month commencing in June 2000. The loan matures in 2002. See Note 8.

NOTE 6 - COMMON STOCK

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

As part of a purchase agreement, the Company issued 50,000 shares of common stock to Mohammed Youssef Merhi, and 3,500,000 shares of common stock as a finder's fee to AML Diamond and Gold Exp., Inc. The stock was issued at $0.01 per share. (Note 6.)

The Company issued 120,252 shares of common stock for mining equipment valued at $42,188 and 492,000 shares of common stock for $100,000 in debt and $16,100 in services. A total of 469,078 shares of common stock was issued for an average cash price of $0.24 per share.

NOTE 7 - RELATED PARTIES

As of June 30, 2000 and 1999, the Company has received $154,659 and $239,859 respectively, in cash advances from shareholders. These advances are noninterest-bearing, uncollateralized and are expected to be repaid in the year ended June 30, 2001.

The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the year ended June 30, 2000, lease payments totaled $26,730.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
-------------------------------------
In May 1999, the Company through Apologold C.A. entered into an agreement to acquire a mine in Venezuela. The terms of the acquisition are as follows.


1. Contract purchase price of $3,500,000. The Company paid a deposit of $100,000 to obtain the property and obligated itself to pay $3,400,000 of non-interest bearing debt. (See Note 5.)

2. As part of the transaction, the Company issued 50,000 shares of its stock to the seller for $0.01 per share.

3. The seller retains a 10% royalty payment from production as payment for rent and operational and technical assistance and receives a 10% royalty payment from production to be applied against the purchase price. The minimum monthly payments are $5,000 for rent and operational and technical assistance and $5,000 toward the purchase price. This is in effect until the purchase price is paid in full.

4. The seller retains a net production royalty of 2.5% after ownership transfers. (Note 5.)

Equipment Purchase Contract
---------------------------
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for $100,000 cash plus 50,000 shares of its common stock valued at $0.01 per share. The terms of payment in regards to the $100,000 are as follows:

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $57,500 was paid in cash and stock. At June 30, 2000, $42,500 is in arrears and is expected to be paid in the second half of 2000.

Golden Cycle of Panama, Inc. (a Panamanian Company)
---------------------------------------------------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian Company). The agreement called for a 6% royalty from gold production or minimum payments of $15,000 until May 1998, at which time the minimum payment increased to $20,000 until a total of $5,000,000 had been paid. In addition, the Company was to make a payment of approximately $97,000 for payment of Golden's outstanding debts. The Company made payments as agreed, however, the shares of common stock of Golden were never delivered. Further development of the mineral properties has been suspended pending restoration of this agreement to its original standing. Management does not expect to receive Golden's stock and has charged $629,117 to operations as incurred for the year ended June 30, 1999. See Note 3.

Compliance with Environmental Regulations
-----------------------------------------
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 9 - SUBSEQUENT EVENTS

The Company is continuing efforts to restore a purchase agreement for a 99% interest in Golden Cycle of Panama, Inc. to its original standing. Management does not expect to receive Golden's common stock as originally agreed. (Note 6.)

On July 20, 2000, the Company's board of directors approved the Apolo Gold, Inc. 2000 stock option plan. Under this plan, 5,000,000 shares of common stock have been set aside to be issued to officers, directors and key employees. The exercise price of the options will be determined at the date of grant.

NOTE 10 - REPORTING SEGMENTS

As described in Note 2, the Company adopted SFAS No. 131 for 2000. The Company's operations are classified into two principal reporting segments that provide different products or services. Separate management of each section is required because each business unit is subject to different marketing, production, and technology strategies.

The table below presents information about the Company's reportable segments:

                                                    For Year Ending June 30, 2000
                                                  -------------------------------
                                      ApoloGold, Inc.    Apologold C.A    Eliminations      Consolidated
                                      ------------------------------------------------------------------
External revenue                       $       -         $  91,841        $        -        $   91,841
Intersegment revenue                           -                 -                 -                 -
                                       ---------         ---------        ----------        ----------
 Total net revenue                     $       -         $  91,841        $        -        $  (91,841)
                                       =========         =========        ==========        ==========
Operating Income (loss)                $(107,501)        $(152,298)       $        -        $ (259,799)
                                       =========         =========        ==========        ==========
(Options) Corporate expenses                                                                     -
                                                                                            ----------
Income (loss) before income taxes                                                           $ (259,799)
                                                                                            ==========
Depreciation and depletion             $   3,427        $   68,733        $        -        $   72,160
                                       =========        ==========        ==========        ==========
Interest expense                       $       -        $  193,979        $        -        $  193,979
                                       =========        ==========        ==========        ==========
Identifiable assets                    $       -        $3,299,829        $        -        $3,299,829
                                       =========        ==========        ==========
General corporate assets                                                                    $        -
                                                                                            ----------
 Total assets                                                                               $3,299,829
                                                                                            ==========

Apolo Gold, Inc., the first reportable segment, is a holding for Apologold C.A., the operating company. The second reportable segment derives its revenues from the sale of minerals mined in Venezuela.

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on operating income.

NOTE 11 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $453,778 for the year ended June 30, 2000 and has an accumulated deficit of $1,193,859 since inception.

The Company is actively seeking additional capital and management believes that properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management plans to attract additional investment capital and believes that significant and imminent private placements as well as income from operations will generate sufficient cash for the Company to operate for the next few years.

NOTE 12 - YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the Year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Apolo Gold, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. The costs related to Year 2000 compliance are expensed as incurred. As of June 30, 2000, the Company had not experienced any significant problems arising from Year 2000 issues.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     (a) Directors and Executive Officers


NAME                AGE   POSITION                                            1ST YEAR WITH COMPANY

Martial Levasseur   66    President, Director                                 1997
Robert E. Lee       65    Director, Vice-President, Treasurer                 2000
Robert G. Dinning   61    Director, Chief Financial Officer, Secretary        2000


Business Experience

Martial Levasseur.

     Mr. Levasseur is a founder of the Company and has served as its President since inception. Mr. Levasseur's business experience is as follows:

1993-1997  Consultant - La Rock Mining Corp of Vancouver  BC.  Studying  various projects for La Rock.

1968-1993  President -  Consolidated  Silver  Tusk Mines Ltd,  in the  Northwest
     Territories. Managed and supervised the exploration and development of all properties. One mine went into full production. Became Vice President in 1994 as was busy developing other properties not related to Consolidated Silver Tusk Mines Ltd.

1972-1993 President of Reako Exploration Ltd, in Vancouver B.C. Supervised and managed all exploration and drilling projects for Reako, as well as developing their iron-ore property, and bringing into production a gold property in British Columbia.


Robert E. Lee.

     Dental Surgeon from 1963 until 1993 when he retired from practice.

1993 - Present President of La Rock Mining Corp, of Vancouver BC. Handles all administration and continued assessment of property known as Brandy Wine.

1993-1997 President - Consolidated Silver Tusk Mines Ltd, with a gold property in Indonesia. Managed and supervised exploration and development on this property.


Robert G. Dinning C.A.

     Mr. Dinning is a Chartered Accountant, and member in good standing of the Alberta and Canadian Institute of Chartered Accountants. Mr. Dinning has operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer in various public companies over the past 25 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of Western Communications Ltd., a large publicly traded broadcast and sports Entertainment Company.

     (b) Significant Employees: None

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

     The Company's three executive officers and directors have each timely filed Form 5 for the fiscal year ended June 30, 2000.

Item 10. Executive Compensation

     a) Summary Compensation Table: The Company has omitted the Summary Compensation Table as it has not paid any non-cash compensation or bonuses and nor has any such compensation been accrued. Cash Compensation during the year fiscal year ended June 30, 2000 for officers and directors was as follows:

                  M. Levasseur                       $  3,000
                  R. E. Lee                          $ 14,500
                  R.G. Dinning                             -


     b) Option/SAR Grants in Last Fiscal Year (Individual Grants): The Company had not made any option grants during the fiscal year ended June 30, 2000. The Company has a Stock Option Plan, entitled the "Apolo Gold, Inc. 2000 Stock Option Plan" (the "Plan") that was adopted in July 2000. Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding Options under the Plan, not to exceed 5,000,000 shares. The per share Option price for the stock subject to each Option shall be as the Board may determine. All Options must be granted within ten years from the effective date of the Plan. There is no express termination date for the Options, although the Board may vote to terminate the Plan. Under the Plan, there following Options were granted in July 2000 to the executive officers and directors:

Name                    # of Shares Underlying Option     Exercise Price    Expiration Date
-------------------------------------------------------------------------------------------
Robert Edward Lee       1,000,000                          $0.14            July 1, 2005
Robert Dinning          1,000,000                          $0.14            July 1, 2005
Martial H. Levasseur    1,000,000                          $0.14            July 1, 2005


     (c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values : None

     (d)  Long-term Incentive Plans -- Awards in Last Fiscal Year: None

     (e)  Compensation of Directors

          1.   Standard  Arrangements:  The  members of the  Company's  Board of
               Directors  are  reimbursed  for  actual   expenses   incurred  in
               attending Board meetings.

          2.   Other Arrangements: There are no other arrangements.

     (f)  Employment    Contracts   And    Termination   of   Employment,    And
          Change-in-control Arrangements

     The Company's officer and directors do not have employment agreements and do not presently draw a salary. The Company expects that as and when additional funding or revenue is obtained, a salary and other compensation such as stock options will be adopted.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 17,714,580 shares of common stock outstanding as of September 28, 2000 plus the 3,000,000 shares underlying outstanding options granted to the executive officers and directors.

Title of Class        Name and Address                    Amount and Nature        % of
                      of Beneficial Owner                 of Beneficial Owner      Class
----------------------------------------------------------------------------------------


Common                AML Diamond & Gold                     3,500,000             16.9%
                      Exploration, Inc.
                      Apartado 6-5172, El Dorado Panama
                      Republica De Panama

     (b)  Security Ownership of Management

                      Name and Address(1)           Position        Amount and Nature        % of
Title of Class        of Beneficial Owner                           of Beneficial Owner      Class
---------------------------------------------------------------------------------------------------

Common                Robert Elliot Lee             Director        5,150,000  (2)           24.9%


                      Martial Levasseur             Director        5,150,000  (3)           24.9%

                      Robert G. Dinning             Director, CFO   1,050,000  (4)            5.1%
--------------------------------------------------------------------------------------------------
                      All officers and Directors
                      as a Group (3 persons)                       11,350,000                54.9%

     (1)  The Address of the  executive  officers  and  directors is that of the
          Company: Suite 1458 - 409 Granville Street, Vancouver, B.C. V6C1T2

     (2) Includes 1,000,000 underlying an exercisable option; 950,000 shares held by Robert Edward Lee, Mr. Lee's son; 350,000 held by Katrina Lee the daughter of Mr. Lee; and 350,000 held by Shari Lee the daughter of Mr. Lee. Robert Elliot Lee disclaims beneficial ownership in the shares held by his adult children.

     (3)  Includes 1,000,000 underlying an exercisable option;  950,000 held by:
          Peter Levasseur, the son of Martial Levasseur;; 350,000 shares held by John Levasseur, the son of Martial Levasseur; and 350,000 shares held by Anna Levasseur, the daughter of Martial Levasseur. Martial Levasseur disclaims beneficial ownership in the shares held by his adult children.

     (4) Includes 1,000,000 underlying an exercisable option and 50,000 shares held by Castle Creek Corp., for which Mr. Dinning is the beneficial owner.

Item 12. Certain Relationships and Related Transactions:  None

Item 13. Exhibits and Reports on Form 8-K

A.   Exhibits

     (3) (i) Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

     (3) (ii) By-Laws of Corporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

     (27) Financial Data Schedule

B.   Reports on Form 8-K: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28,2000

 /s/ Robert E. Lee
-----------------------------
Robert E. Lee, Vice President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                         Date
---------               -----                         ----

/s/ Martial Levasseur
------------------------
Martial Levasseur       President, Director          September 28, 2000

/s/ Robert E. Lee
------------------------
Robert E. Lee           Vice President, Treasury,    September 28, 2000
                        Principal Operating Officer


/s/ Robert G. Dinning
------------------------
Robert G. Dinning       Chief Financial Officer,
                        Secretary, Director          September 28, 2000