Form 10QSB
period 2000-09-30
APOLO GOLD INC
filed 2000-11-16
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                  three month period ended: September 30, 2000

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

                          NEVADA                       applied for
                        ---------                     -------------
                 (State of incorporation)         (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
                         ------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of November 13, 2000, the Registrant had 17,904,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

Part I   Financial Information



                                APOLO GOLD, INC.
                          (A Development Stage Company)
                               September 30, 2000

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                          1

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                2

         Consolidated Statements of Operations                      3

         Consolidated Statement of Stockholders' Equity             4

         Consolidated Statements of Cash Flows                      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6

                            Williams & Webster, P.C.
               Certified Public Accountants & Business Consultants
                        Bank of America Financial Center
                          601 W. Riverside, Suite 1940
                             Spokane, WA 99201-0611
       509-838-5111 Fax: 509-838-5114 Email: wwpcpas@williams-webster.com




Board of Directors
Apolo Gold, Inc.
Vancouver, B.C.
CANADA

                     Independent Accountant's Review Report

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated August 4, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception on March 18, 1997. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
November 10, 2000

                                APOLO GOLD, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,     June 30,
                                                                          2000             2000
                                                                       (Unaudited)
                                                                      -------------    -------------
ASSETS
     CURRENT ASSETS
         Cash                                                      $         8,468   $        6,485
         Accounts receivable                                                     -            4,880
         Inventory                                                          47,904                -
         Deposit                                                                 -                -
                                                                      -------------    -------------
                                                                      -------------    -------------
            Total Current Assets                                            56,372           11,365
                                                                      -------------    -------------

     PROPERTY AND EQUIPMENT
         Equipment                                                         359,010          350,658
         Less accumulated depreciation                                     (79,371)         (61,694)
                                                                      -------------    -------------
                                                                      -------------    -------------
            Total Property and Equipment                                   279,639          288,964
                                                                      -------------    -------------

     MINERAL PROPERTY                                                    2,996,189        2,999,500
                                                                      -------------    -------------


TOTAL ASSETS                                                       $     3,332,200   $    3,299,829
                                                                      =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                          $        35,935   $       57,454
         Loans payable                                                       5,000            5,000
         Accrued interest                                                  193,979          193,979
         Shareholder advances                                              322,848          154,659
         Mineral property contract payable                                  60,000           60,000
                                                                      -------------    -------------
                                                                      -------------    -------------
            Total Current Liabilities                                      617,762          471,092
                                                                      -------------    -------------

     LONG-TERM LIABILITIES
         Mineral property contract payable, net of current portion       2,830,000        2,845,000
                                                                      -------------    -------------

         TOTAL LIABILITIES                                               3,447,762        3,316,092
                                                                      -------------    -------------

     COMMITMENTS AND CONTINGENCIES                                               -                -
                                                                      -------------    -------------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 17,573,580 shares issued and outstanding             17,573           17,573
         Additional paid-in-capital                                      1,160,023        1,160,023
         Stock subscriptions receivable                                          -                -
         Accumulated deficit                                            (1,293,158)      (1,193,859)
                                                                      -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (115,562)         (16,263)
                                                                      -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $     3,332,200   $    3,299,829
                                                                      =============    =============

             See accompanying notes and accountant's review report.

                                      APOLO GOLD, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months       Three Months
                                                                Ended              Ended
                                                           September 30, 2000 September 30, 1999
                                                             (Unaudited)        (Unaudited)
                                                           ----------------   ----------------
REVENUES                                                 $               -                  -
     Direct costs                                                        -                  -
     Indirect costs                                                      -                  -
                                                           ----------------   ----------------
                                                           ----------------   ----------------
TOTAL COST OF REVENUES                                                   -                  -
                                                           ----------------   ----------------

GROSS PROFIT (LOSS)                                                      -                  -
                                                           ----------------   ----------------

EXPENSES
     Mineral property exploration expense                                -             27,682
     Consulting and professional fees                                8,862             24,612
     General and administrative expenses                            90,437             10,113
                                                           ----------------   ----------------
         TOTAL EXPENSES                                             99,299             62,407
                                                           ----------------   ----------------

LOSS FROM OPERATIONS                                               (99,299)           (62,407)

OTHER EXPENSES
     Interest Expense                                                    -                  -
                                                           ----------------   ----------------

LOSS BEFORE INCOME TAXES                                           (99,299)           (62,407)

INCOME TAXES                                                             -                  -
                                                           ----------------   ----------------

NET LOSS                                                  $        (99,299)    $      (62,407)
                                                           ================   ================

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                                    $         (0.006)    $       (0.004)
                                                           ================   ================

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                                          17,573,580         16,542,250
                                                           ================   ================

             See accompanying notes and accountant's review report.


                                            Common Stock                 Additional      Stock                            Total
                                                Number                    Paid-In    Subscriptions     Accumulated     Stockholders'
                                              of Shares      Amount       Capital     Receivable         Deficit         Equity
                                            -----------  -----------    -----------  -------------     -----------     -------------
Balance, June 30, 1999                       12,942,250   $  12,942      $ 796,489    $ (250,000)      $ (740,081)  $   (180,650)

Issuance of shares at $0.01
    for cash                                  3,520,000       3,520         31,680             -                -         35,200

Issuance of shares at $0.35
    for equipment                               120,252         120         42,068             -                -         42,188

Issuance of shares at $0.35
    for cash                                    499,363         499        174,178             -                -        174,677

Issuance of shares an average of $0.24 per share
    for services and debt                       491,715         492        115,608             -                -        116,100

Payment of stock subscriptions receivable             -           -              -       250,000                -        250,000

Net loss for the year ended June 30, 2000             -           -              -             -         (453,778)      (453,778)
                                             ----------     -------     ----------      --------       -----------      ---------
Balance, June 30, 2000                       17,573,580      17,573      1,160,023             -       (1,193,859)       (16,263)

Net loss for the three months ended
    September 30, 2000 (unaudited)                    -           -              -             -          (99,299)       (99,299)
                                             ----------   ----------   -----------     ----------   --------------  -------------
                                             17,573,580   $  17,573    $ 1,160,023     $       -    $  (1,293,158)  $   (115,562)
                                             ==========   ==========   ===========     ==========   ==============  =============

             See accompanying notes and accountant's review report.


                                                                        Three Months              Three Months
                                                                           Ending                    Ending
                                                                     September 30, 2000        September 30, 1999
                                                                        (Unaudited)               (Unaudited)
                                                                    ---------------------   -----------------------
Cash flows from operating activities:
     Net loss                                                    $               (99,299)   $              (62,407)
     Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation                                                        17,677                         -
              Depletion                                                            3,311                         -

     Decrease (increase) in:
          Accounts receivable                                                      4,880                         -
          Inventory                                                              (47,904)                        -
          Accounts payable                                                       (21,519)                        -
                                                                    ---------------------     ---------------------
Net cash (used) by operating activities                                         (142,854)                  (62,407)
                                                                    ---------------------     ---------------------

Cash flows from investing activities:
     Purchase of mineral property                                                (15,000)                        -
     Purchase of equipment                                                        (8,352)                  (85,747)
                                                                    ---------------------     ---------------------
                                                                    ---------------------     ---------------------
Net cash (used) by investing activities                                          (23,352)                  (85,747)
                                                                    ---------------------     ---------------------

Cash flows from financing activities:
     Net proceeds from shareholder loans                                         168,189                         -
     Proceeds from collection of subscriptions receivable                              -                   250,000
     Proceeds from sale of common stock                                                -                    36,000
                                                                    ---------------------     ---------------------
                                                                    ---------------------     ---------------------
Net cash provided  by financing activities                                       168,189                   286,000
                                                                    ---------------------     ---------------------
                                                                    ---------------------     ---------------------

Increase (Decrease) in cash                                                        1,983                   137,846

Cash, beginning of year                                                            6,485                   155,937
                                                                    ---------------------     ---------------------

Cash, end of peroid                                              $                 8,468    $              293,783
                                                                    =====================     =====================

Supplemental disclosures:

Interest paid                                                    $                     -    $                    -
                                                                    =====================     =====================
                                                                    =====================     =====================
Income taxes paid                                                $                     -    $                    -
                                                                    =====================     =====================

             See accompanying notes and accountant's review report.

                               APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000



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

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. Prior to this the Company was development stage.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 2000, the Company has written off amounts expended for its Panama operations (Notes 3 and 8). At September 30, 2000 the Company has determined that there was no further impairment of long-lived assets.

Provision for Taxes
-------------------
At September 30, 2000, the Company has a net operating loss of approximately $1,200,000, which may be offset against future taxable income through 2019. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as it is currently unknown if the carryforwards will expire unused.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Reclamation Costs
-----------------
Management believes reclamation costs at its mining site in State of Bolvar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. The Company estimates the bond to approximate $12,000 per year and therefore will begin to accrue that amount for reclamation costs after one year of full production. At September 30, 2000, this bond has not been posted.

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

Interim Financial Statements
----------------------------
The interim financial statements for the period ended September 30, 2000, included herein have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
---------
Inventory consists of raw ore and is stated at the cost of extraction.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - MINERAL PROPERTIES

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Aplogold C.A., to acquire a mine in Venezuela. (See Note 8). Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

The mining property is being depleted using the units of production method base upon proven and probable reserves. The depletion expense for the three months ended September 30, 2000 is $3,311.

Panama
------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company assumes all profits and expenses for operating Golden Cycle's mine located at the Conception River Basin, Calovebora Township,
District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property and core samples have been promising, operations have been abandoned due to nondelivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 8) and all amounts expended for the venture have been charged to operations as incurred.

Foreign Operations
------------------
The accompanying balance sheet includes $3,416,914 relating to the Company's assets in Venezuela. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Segment Information
-------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000




NOTE 3 - MINERAL PROPERTIES (continued)

performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 10.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the three months ended September 30, 2000 was $17,677.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000



NOTE 6 - COMMON STOCK (continued)

On July 20, 2000, the Company's board of directors approved the Apolo Gold, Inc. 2000 stock option plan. Under this plan, 5,000,000 shares of common stock have been set aside to be issued to officers, directors and key employees. The exercise price of the options will be determined at the date of grant.

NOTE 7 - RELATED PARTIES

As of September 30, 2000 and 1999, the Company has received $322,848 and $154,659 respectively, in cash advances from shareholders. These advances are noninterest-bearing, uncollateralized and are expected to be repaid in the year ended June 30, 2001. Subsequent to September 30, 2000, $14,740 was repaid with the issuance of stock.

The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the three months ended September 30, 2000, lease payments totaled $6,684.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 8 - COMMITMENTS AND CONTINGENCIES -  (continued)

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $57,500 was paid in cash and stock. At September 30, 2000, $42,500 is in arrears and is expected to be paid in the last quarter of 2000.

Golden Cycle of Panama, Inc. (a Panamanian Company)
---------------------------------------------------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian Company). The agreement called for a 6% royalty from gold production or minimum payments of $15,000 until May 1998, at which time the minimum payment increased to $20,000 until a total of $5,000,000 had been paid. In addition, the Company was to make a payment of approximately $97,000 for payment of Golden's outstanding debts. The Company made payments as agreed, however, the shares of common stock of Golden were never delivered. Further development of the mineral properties has been suspended pending restoration of this agreement to its original standing. Management does not expect to receive Golden's stock and has charged $629,117 to operations as incurred for the year ended June 30, 1999. (See Note 3).

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

NOTE 9 - REPORTING SEGMENTS

As described in Note 2, the Company adopted SFAS No. 131 for 2000. The Company's operations are classified into two principal reporting segments that provide different products or services. Separate management of each section is required because each business unit is subject to different marketing, production, and technology strategies.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 10 - REPORTING SEGMENTS  (continued)

The table below presents information about the Company's reportable segments:


                                                             For the Three Months Ending September 30, 2000
                                         ----------------------------------------------------------------------------------
                                         ApoloGold, Inc.        Apologold C.A          Eliminations            Consolidated
External revenue                         $         -          $           -          $        -             $            -
Intersegment revenue                               -                      -                   -                          -
 Total net revenue                       $         -          $           -          $        -             $            -

Operating income (loss)                  $    (1,049)         $     (98,250)         $        -             $      (99,299)
(Options) Corporate expenses             ============         ==============         ============           ===============

Income (loss) before income taxes                                                                           $      (99,299)
                                                                                                            ===============

Depreciation and depletion               $     1,049          $       19,939         $        -             $       20,988
                                         ===========          ==============         ============           ==============
Interest expense                         $         -          $           -          $        -             $            -
                                         ===========          ==============         ============           ==============
Identifiable assets                      $         -          $    3,332,200         $        -             $    3,332,200
                                         ===========          ==============         ============           ==============
General corporate assets                                                                                    $            -
         Total assets                                                                                       $    3,322,200
                                                                                                            ==============


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

NOTE 11 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $99,299 for the three months ended September 30, 2000 and has an accumulated deficit of $1,293,158 since inception.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company is continuing efforts to restore a purchase agreement for a 99% interest in Golden Cycle of Panama, Inc. to its original standing. Management does not expect to receive Golden's common stock as originally agreed. (See Note
3)

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

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

Payments of $140,000 have been made to Sept 30, 2000 on this debt. Since June 2000, the Company has made minimum monthly payments of $10,000 as they prepare for full production. Once production is underway, payments will be 20% of gross production or $10,000, whichever is greater. 50% of the payment is to be credited as payment on the purchase price and the remaining 50% is to be applied as a rental payment on mining equipment and technical assistance.

Full production commenced in the latter part of October with volumes sufficient to meet the terms of the agreement with Empresa Proyectos Goldma, C.A.

All payments to the Seller can be made in US dollars, gold and diamonds as priced in Venezuela and shares in the Company, or any combination thereof, as agreed by the Seller.

In addition to the foregoing, a further royalty payment of 2.5% of the annual net profits of the concession is to be paid to the Seller. The royalty is payable as long as there is production on the property.

A royalty of 4% of production is also payable to the government of Venezuela

Results of Operations
---------------------
The Company commenced production in late September and accordingly, has not recorded any revenue for the period. At Sept 30, 2000, the Company had deemed inventory on hand of precious metals of $47,904, being the direct cost of product produced. This product has yet to be processed and its final value is as yet undetermined.

Production has increased steadily in October and the Company expects to be fully operational on a two-shift basis by the end of November 2000.

Expenses to date in the quarter amounted to $48,523 net, after allowance for the inventory generated.

The Company continues to carefully control its expenses as it moves to full production. During the period ending September 30, 2000, some directors and some shareholders advanced approximately $150,000 in loans to the Company. The Company has sufficient funds on hand to conduct its operations and will continue to raise required funds through loans and sale of common stock.

The Company has no employees in its parent company other than officers and uses consultants where necessary. In the subsidiary company in Venezuela, the Company employees 10-12 people depending on requirements. This will increase as the second shift is introduced in late November 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has 17,573,580 shares outstanding at September 30, 2000 and to date have raised $1,177,597 by sale of common stock with the proceeds being applied to the development of its property in Venezuela.

During the quarter, the Company continued to finance its development by way of loans from some directors and other shareholders of the Company. To date there are no specific terms of repayment for these loans.

The Company has sufficient cash to finance its operations at this stage of the site development. It continues to have no liabilities to third parties other than its directors and officers. The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the quarter ending September 30, 2000. As capital expenditures are essentially complete, there does not appear to be any inflationary pressures on the operation.

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

APOLO GOLD, INC.

Dated: November 14, 2000



/S/ROBERT DINNING
-----------------
Robert Dinning, Chief Financial Officer