Form 10QSB
period 2000-12-31
APOLO GOLD INC
filed 2001-02-20
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    six month period ended: December 31, 2001

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from  to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
             (Exact name of registrant as specified in its charter)

                        NEVADA                 Applied For
                 (State of incorporation)  (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of February 14, 2001, the Registrant had 18,004,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

Part I   Financial Information



Board of Directors
Apolo Gold, Inc.
Vancouver, B.C.
CANADA

                           Accountant's Review Report
                           --------------------------

We have reviewed the accompanying consolidated balance sheets of Apolo Gold, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended December 31, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has limited cash and financial resources and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
February 9, 2001


                                APOLO GOLD, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,      June 30,
                                                                               2000            2000
                                                                            (Unaudited)
                                                                           -------------  ------------
ASSETS
     CURRENT ASSETS
        Cash                                                                $     5,360    $     6,485
        Accounts receivable                                                        --            4,880
                                                                            -----------    -----------
           Total Current Assets                                                   5,360         11,365
                                                                            -----------    -----------

     PROPERTY AND EQUIPMENT
        Equipment                                                               360,350        350,658
        Less accumulated depreciation                                           (97,048)       (61,694)
                                                                            -----------    -----------
                                                                            -----------    -----------
           Total Property and Equipment                                         263,302        288,964
                                                                            -----------    -----------

     MINING PROPERTY, net of accumulated depletion                            2,996,076      2,999,500
                                                                            -----------    -----------


TOTAL ASSETS                                                                $ 3,264,738    $ 3,299,829
                                                                            ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable                                                    $    27,500    $    57,454
        Loans payable                                                              --            5,000
        Accrued interest                                                        275,645        193,979
        Shareholder advances                                                    397,073        154,659
        Mineral property contract payable                                        60,000         60,000
        Accrued property expense                                                  5,000           --
                                                                            -----------    -----------
                                                                            -----------    -----------
           Total Current Liabilities                                            765,218        471,092
                                                                            -----------    -----------

     LONG-TERM LIABILITIES
        Mineral property contract payable, net of current portion             2,820,000      2,845,000
                                                                            -----------    -----------

        TOTAL LIABILITIES                                                     3,585,218      3,316,092
                                                                            -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                                 --             --
                                                                            -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, 200,000,000 shares authorized, $0.001
           par value; 18,004,580 and 17,573,580 shares issued
           and outstanding, respectively                                         18,000         17,573
        Additional paid-in-capital                                            1,220,932      1,160,023
        Accumulated deficit                                                  (1,559,416)    (1,193,859)
                                                                            -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (320,480)       (16,263)
                                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 3,264,738    $ 3,299,829
                                                                            ===========    ===========


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months        Three Months         Six Months           Six Months
                                             Ended               Ended               Ended                Ended
                                        December 31, 2000  December 31, 1999   December 31, 2000    December 31, 1999
                                          (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
                                         -------------       -------------      ---------------       --------------
REVENUES                                 $     14,728        $       --               14,728           $       --

COST OF REVENUES                               30,321            30,321
                                         ------------      ------------         ------------           -----------

GROSS PROFIT (LOSS)                          (15,593)                --              (15,593)                   --
                                         ------------      ------------          ------------          -----------

EXPENSES
  Mining expense - other                      11,808                 --               42,698                    --
  Mineral property exploration expense            --             27,682                   --                70,760
  Consulting and professional fees            86,000             24,612               94,862                44,792
  General and administrative expenses         57,208             10,113              130,738                17,917
                                        ------------       ------------         ------------            -----------
     TOTAL EXPENSES                          155,016             62,407              268,298               133,469
                                        ------------       ------------         ------------            -----------

LOSS FROM OPERATIONS                       (170,609)            (62,407)            (283,891)             (133,469)

OTHER EXPENSES
  Interest expense                          (40,833)                 --              (81,666)                   --
                                        ------------       ------------          ------------           -----------

LOSS BEFORE INCOME TAXES                   (211,442)            (62,407)            (365,557)             (133,469)

INCOME TAXES                                     --                  --                   --                    --
                                       ------------         ------------         ------------           -----------
NET LOSS                               $   (211,442)      $     (62,407)            (365,557)         $   (133,469)
                                       ============       =============         ============          =============
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                    $     (0.012)      $      (0.004)        $     (0.021)          $     (0.008)
                                       ============       =============         ============          =============
WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING,
  BASIC AND DILUTED                      18,021,126          16,542,250           17,548,334             16,542,250
                                       ============         ============        ============            ===========

                See accompanying notes and accountant's review.

                                APOLO GOLD, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           Common Stock                   Additional       Stock                          Total
                                              Number                        Paid-In    Subscriptions   Accumulated     Stockholders'
                                            of Shares          Amount       Capital     Receivable       Deficit         Equity
                                           ------------     ---------     ----------   -------------  ------------    --------------
Balance, June 30, 1999                       12,942,250     $  12,942     $ 796,489    $ (250,000)    $ (740,081)     $  (180,650)

Issuance of shares at $0.01
  for cash                                    3,520,000         3,520        31,680          --             --           35,200

Issuance of shares at $0.35
  for equipment                                 120,252           120        42,068          --             --           42,188

Issuance of shares at $0.35
  for cash                                      499,363           499       174,178          --             --          174,677

Issuance of shares at an average of
  $0.24 per share for services and debt         491,715           492       115,608          --             --          116,100

Payment of stock subscriptions receivable          --            --            --         250,000           --          250,000

Net loss for the year ended June 30, 2000          --            --            --            --         (453,778)      (453,778)
                                             ----------      --------    ----------      ---------    -----------      ---------
Balance, June 30, 2000                       17,573,580        17,573     1,160,023          --       (1,193,859)       (16,263)

Issuance of shares at an average of
  $0.14 per share for services                  431,000           431        60,909          --             --           61,340

Net loss for the six months ended
    December 31, 2000 (unaudited)                  --            --            --            --         (365,557)      (365,557)
                                             ----------     ---------   -----------     -----------  ------------    -----------
                                             18,004,580     $  18,004   $ 1,220,932     $    --      $(1,559,416)    $ (320,480)
                                             ==========     =========   ===========     ===========  ============    ===========


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months          Six Months
                                                           Ending              Ending
                                                     December 31, 2000    December 31, 1999
                                                        (Unaudited)          (Unaudited)
                                                    -------------------   ------------------
Cash flows from operating activities:
  Net loss                                                 $(365,557)        $(133,469)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
       Depreciation                                           35,354             --
       Depletion                                               3,424             --
       Consulting and professional fees paid
         by issuance of stock                                 61,340           16,100
  Decrease in accounts receivable                              4,880           10,635
  Increase in accrued property expense                         5,000             --
  Increase in accured interest                                81,666             --
  Increase in shareholder advances                           242,414             --
  Decrease in accounts payable                               (29,954)            --
                                                           ---------         ---------
Net cash provided (used) by operating activities              38,567         (106,734)
                                                           ---------         ---------

Cash flows from investing activities:
  Purchase of mineral property                               (25,000)         (75,000)
  Purchase of equipment                                       (9,692)        (195,865)
                                                           ----------        ---------
Net cash used by investing activities                        (34,692)        (270,865)
                                                           ----------        ---------

Cash flows from financing activities:
  Net proceeds from shareholder loans                         (5,000)            --
  Proceeds from collection of subscriptions receivable          --            250,000
  Proceeds from sale of common stock                            --            114,094
                                                           ----------        ---------
Net cash provided (used) by financing activities              (5,000)         364,094
                                                           ----------        ---------

Decrease in cash                                              (1,125)         (13,505)

Cash, beginning of period                                      6,485           10,143
                                                           ----------        ---------
Cash, end of period                                        $   5,360        $  (3,362)
                                                           ==========       ==========
Supplemental cash flow disclosures:

Interest paid                                              $    --          $      --
                                                           ==========       ==========
Income taxes paid                                          $    --          $      --
                                                           ==========       ==========

Non-cash investing and financing activities:
     Common stock issued for services                      $  61,340        $  16,100
     Common stock issued for equipment                     $    --          $  42,188
     Common stock issued for debt                          $    --          $ 100,000


            See accompanying noates and accountant's review report.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage in Prior Years
--------------------------------
The Company was formed in March 1997, and was in the development stage through June 30, 1999. The year 2000 was the first year during which it is considered an operating company.

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 2000, the Company has written off amounts expended for its Panama operations (Notes 3 and 8). At December 31, 2000, the Company has determined that there was no further impairment of long-lived assets.

Provision for Taxes
-------------------
At December 31, 2000, the Company has a net operating loss of approximately $1,500,000, which may be offset against future taxable income through 2019. No provisions for taxes or tax benefit from net operating loss carryforwards has been reported in the financial statements as it is currently unknown if the carryforwards will expire unused.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Reclamation Costs
-----------------
Management believes reclamation costs at its mining site in State of Bolvar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. The Company estimates the bond to approximate $12,000 per year and therefore will begin to accrue that amount for reclamation costs after one year of full production. At December 31, 2000, this bond has not been posted.

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

Interim Financial Statements
----------------------------
The interim financial statements for the period ended December 31, 2000, included herein have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
---------
Inventory consists of raw ore and is stated at the cost of extraction. At December 31, 2000, the Company held no inventory.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.


NOTE 3 - MINERAL PROPERTIES

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 8). Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

The mining property is being depleted using the units of production method base upon proven and probable reserves. The depletion expense for the six months ended December 31, 2000 is $3,424.

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

Foreign Operations
------------------
The accompanying balance sheet includes $3,259,378 relating to the Company's assets in Venezuela. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000



NOTE 3 - MINERAL PROPERTIES (continued)

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the six months ended December 31, 2000 was $35,354.


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

As part of a purchase agreement, the Company issued 20,000 shares of common stock to Mohammed Youssef Merhi, and 3,500,000 shares of common stock as a finder's fee to AML Diamond and Gold Exp., Inc. The stock was issued at $0.01 per share.

The Company issued 120,252 shares of common stock for mining equipment valued at $42,188 and 491,715 shares of common stock for $100,000 in debt and $16,100 in services. A total of 499,363 shares of common stock were issued for a cash price of $0.35 per share.

During the six months ended December 31, 2000, 431,000 shares of common stock were issued at an average of $0.14 per share for services.

On July 20, 2000, the Company's board of directors approved the Apolo Gold, Inc. 2000 Stock Option Plan. Under this plan, 5,000,000 shares of common stock have been set aside to be issued to officers, directors and key employees. The exercise price of the options will be determined at the date of grant.


NOTE 7 - RELATED PARTIES

As of December 31, 2000, the Company has received $397,073, in cash advances from shareholders. These advances are noninterest-bearing, uncollateralized and are expected to be repaid in the year ended June 30, 2001.

The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the six months ended December 31, 2000, lease payments totaled $13,368.


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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000



NOTE 8 - COMMITMENTS AND CONTINGENCIES -  (continued)

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

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $57,500 was paid in cash and stock. At December 31, 2000, $42,500 is in arrears and is expected to be paid in the year ended June 30, 2001.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 9 - REPORTING SEGMENTS - (continued)

The table below presents information about the Company's reportable segments:

                                                              For the Six Months Ending December 31, 2000
                                         -------------------------------------------------------------------------------------
                                          ApoloGold, Inc.        Apologold C.A         Eliminations           Consolidated
                                         ------------------    ------------------    ------------------    -------------------
External revenue                         $          -          $      14,728         $        -            $            14,728
Intersegment revenue                                -                      -                  -                          -
                                         ------------------    ------------------    ------------------    -------------------
 Total net revenue                       $         -           $      14,728         $        -            $             -
                                         ==================    ==================    ==================    ===================

Operating loss                           $         -           $  (154,685)          $        -            $          (154,685
                                         ==================    ==================    ==================    ===================
Corporate Expenses                                                                                         $          (210,872
                                                                                                           -------------------
Loss before income taxes                                                                                   $          (365,557
                                                                                                           ===================
Depreciation and depletion               $         -           $      38,778         $        -            $            38,778
                                         ==================    ==================    ==================    ===================
Interest expense                         $         -           $      81,666         $        -            $            81,666
                                         ==================    ==================    ==================    ===================
Identifiable assets                      $       5,360         $ 3,259,378           $        -            $         3,264,738
                                         ==================    ==================    ==================    -------------------
 Total assets                                                                                              $         3,264,738

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


NOTE 10 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $283,891 for the six months ended December 31, 2000 and has an accumulated deficit of $1,559,416 since inception.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 11 - SUBSEQUENT EVENTS

The Company is continuing efforts to restore a purchase agreement for a 99% interest in Golden Cycle of Panama, Inc. to its original standing. Management does not expect to receive Golden's common stock as originally agreed. (See Note
3)

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. The purpose of the company was to search out mining opportunities in South America and other parts of the world. In 1997, the Company, through a wholly owned subsidiary, entered into an agreement with Empresa Proyectos Goldma, C.A. for the purpose of financing and operating a gold and diamond mining concession, located in Southeastern Venezuela.

The wholly owned subsidiary, Compania Minera Apologold, C.A. entered into an agreement on May 18, 1999 with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession called Codsa 13, that is located in Gran Sabana Autonomous Municipality State of Bolivar, Venezuela for a total consideration of $3,500,000.

Payments of $160,000 have been made to December 31, 2000 on this debt, including $20,000 in the last quarter. The payment for December 2000 has not been made and the company is in discussions with the property owners regarding certain adjustments to be made to the contract. These discussions continue and a final resolution is not expected until the end of February 2001.

Full production has not been sustained on a continuous basis as the company continues to make adjustments to its mining process. Changes are also being made re equipment installed in order to process materials containing diamonds. To date, the testing has concentrated on the alluvial gold content. The general testing program is nearing completion and the Company expects to commence production on a one-shift basis sometime in March 2001.

All payments to the Property Seller to date have been made in US dollars, although the agreement allows payment by gold and diamonds as priced in Venezuela, and shares in the Company, or any combination thereof, as agreed by the Seller can be done in lieu of cash payments.

In addition to the foregoing, a further royalty payment of 2.5% of the annual net profits of the concession is to be paid to the Seller. The royalty is payable as long as there is production on the property.

A royalty of 4% of production is also payable to the government of Venezuela

RESULTS OF OPERATIONS

The Company continues to do extensive testing on both the ground and its mining process and accordingly, very little revenue has been generated to date. Testing results have resulted in gross revenues of just under $15,000.

During the six-month period ending December 31, 2000, labor costs amounted to $85,000, consulting fees amounted to $76,000, and camp costs amounted to $45,000. Total expenses to date have amounted to $229,000, resulting in an operating loss for the six months ending of $215,000.

The Company continues to monitor its expenses closely, as it moves toward full production. During the six months ending December 31, 2000, some directors and shareholders advanced approximately $200,000 in loans to the Company. The Company has sufficient funds on hand to conduct its operations and will continue to raise required funds through loans and sale of common stock.

The Company has no employees in its parent company other than officers and uses consultants where necessary. In the subsidiary company in Venezuela, the Company employees 10-12 people depending on requirements. Production is expected to resume early in March, 2001.


LIQUIDITY AND CAPITAL RESOURCES


The Company has 18,004,580 shares outstanding at December 31, 2000 and to date have raised $1,238,936 by sale of common stock with the proceeds being applied to the development of its property in Venezuela.

During the six months ending December 31, 2000, the Company continued to finance its development by way of loans from some directors and other shareholders of the Company. To date there are no specific terms of repayment for these loans.

The Company has sufficient cash to finance its operations at this stage of the site development. It continues to have no liabilities to third parties other than its directors and officers. The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the six months ending December 31, 2000. As capital expenditures are essentially complete, there does not appear to be any inflationary pressures on the operation.

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

APOLO GOLD, INC.

Dated: February 15, 2001

/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President, Secretary-Treasurer Director