Form 10QSB
period 2001-03-31
APOLO GOLD INC
filed 2001-05-15
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    nine month period ended: March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 14, 2001, the Registrant had 18,004,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

                                APOLO GOLD, INC.

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                             1


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations                         3

         Consolidated Statement of Stockholders' Equity (Deficit)      4

         Consolidated Statements of Cash Flows                         5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

Board of Directors
Apolo Gold, Inc.
Vancouver, B.C.
CANADA

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Apolo Gold, Inc. as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months then ended. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 9, 2001

                                              APOLO GOLD, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                  March 31,        June 30,
                                                                      2001            2000
                                                                (Unaudited)
                                                               ------------     -----------
ASSETS
 CURRENT ASSETS
    Cash                                                        $       451    $     6,485
    Accounts receivable                                                  --          4,880
                                                                -----------    -----------
      Total Current Assets                                              451         11,365
                                                                -----------    -----------
FIXED ASSETS
    Equipment                                                       360,350        350,658
    Less accumulated depreciation                                  (114,725)       (61,694)
                                                                -----------    -----------
      Total Fixed Assets                                            245,625        288,964
                                                                -----------    -----------
MINERAL PROPERTY, net of depletion                                2,996,076      2,999,500
                                                                -----------    -----------
    TOTAL ASSETS                                                $ 3,242,152    $ 3,299,829
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
    Accounts payable                                            $    28,610    $    57,454
    Loans payable                                                    60,000          5,000
    Accrued interest                                                316,478        193,979
    Shareholder advance                                             451,778        154,659
    Mineral property contract payable, current                       20,000         60,000
                                                                -----------    -----------
      Total Current Liabilities                                     876,866        471,092
                                                                -----------    -----------

 LONG-TERM LIABILITIES
    Mineral property contract payable, net of current portion     2,820,000      2,845,000
                                                                -----------    -----------

     TOTAL LIABILITIES                                            3,696,866      3,316,092
                                                                -----------    -----------

   COMMITMENTS AND CONTINGENCIES                                         --             --
                                                                -----------    -----------

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, 200,000,000 shares authorized, $0.001
       par value; 18,004,580 and 17,573,580 shares
       issued and outstanding, respectively                          18,004         17,574
     Additional paid-in-capital                                   1,220,932      1,160,023
     Accumulated deficit                                         (1,693,650)    (1,193,860)
                                                                 ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (454,714)       (16,263)
                                                                -----------     ----------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                           $ 3,242,152    $ 3,299,829
                                                                ===========    ===========


                 See accompanying notes and accountants' review

                                              APOLO GOLD, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended            Nine Months Ended
                                       ----------------------------  ----------------------------
                                          March 31,      March 31,       March 31,      March 31,
                                            2001           2000            2001            2000
                                        (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                       ------------  -------------   -------------  -------------

REVENUES                                        --    $         --    $     14,728            --
                                       ------------   ------------    ------------    -----------

COST OF REVENUES                                --              --          30,321            --
                                       ------------   ------------    ------------    -----------

GROSS PROFIT (LOSS)                             --              --         (15,593)           --
                                       ------------   ------------    ------------    -----------

EXPENSES
    Mineral expense - other                     --              --          42,698             --
    Mineral property exploration                --              --              --         70,760
    Consulting and professional fees        47,653          15,600         142,515         60,392
    General and administrative              45,748          19,531         176,486         40,122
                                       ------------   ------------    ------------    -----------
        TOTAL EXPENSES                      93,401          35,131         361,699        171,274
                                       ------------   ------------    ------------    -----------

LOSS FROM OPERATIONS                       (93,401)        (35,131)       (377,292)      (171,274)

OTHER INCOME (EXPENSE)
    Interest expense                       (40,833)             --        (122,499)            --
                                      -------------   ------------    ------------    -----------
        TOTAL OTHER EXPENSE                (40,833)             --        (122,499)            --
                                      -------------   ------------    ------------    -----------

LOSS BEFORE INCOME TAXES                  (134,234)        (35,131)       (499,791)      (171,274)
                                      -------------   ------------    ------------    -----------

INCOME TAXES                                    --              --              --             --
                                      -------------   ------------    ------------    -----------

NET LOSS                                  (134,234)   $   (35,131)    $ (499,791)     $  (171,274)
                                      =============   ============    ============    ============

NET LOSS PER COMMON SHARE,
    BASIC AND DILUTED                 $      (0.01)           nil     $    (0.03)     $     (0.03)
                                      =============   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING,
    BASIC AND DILUTED                   18,004,550      16,665,757      17,820,635     11,823,591
                                      ============    ============    ============    ===========



                 See accompanying notes and accountants' review

                                APOLO GOLD, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    Additional      Stock
                                                                Common Stock          Paid-In   Subscriptions
                                                            Shares        Amount      Capital     Receivable


Balance, June 30, 1999                                      12,942,250   $ 12,942   $ 796,489   $   (250,000)

Issuance of shares at $0.01 per share for cash               3,520,000      3,520      31,680             --

Issuance of shares at aproximately $0.35
    per share for equipment                                    120,252        120      42,068             --

Issuance of shares at approximately $0.35
    per share for cash                                         499,363        499     174,178             --

Issuance of shares at an average of $0.24 per share
    for services and debt                                      491,715        492     115,608             --

Payment of stock subscriptions receivable                           --         --          --        250,000

Net loss for the year ended June 30, 2000                           --         --          --             --

Balance, June 30, 2000                                      17,573,580     17,573   1,160,023             --

Issuance of shares at an average of $0.14 per share
    for services                                               431,000        431      60,909             --

Net loss, March 31, 2001 (unaudited)                                --         --          --             --

                                                            18,004,580   $ 18,004  $1,220,932     $       --
                                                            ==========   ========  ==========     ===========




                                APOLO GOLD, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    (Con't)



                                                                               Total
                                                             Accumulated   Stockholders'
                                                               Deficit        Equity

Balance, June 30, 1999                                     $  (740,081)    $ (180,650)

Issuance of shares at $0.01 per share for cash                      --         35,200

Issuance of shares at aproximately $0.35
    per share for equipment                                         --         42,188

Issuance of shares at approximately $0.35
    per share for cash                                              --        174,677

Issuance of shares at an average of $0.24 per share
    for services and debt                                           --        116,100

Payment of stock subscriptions receivable                           --        250,000

Net loss for the year ended June 30, 2000                     (453,778)      (453,778)

Balance, June 30, 2000                                      (1,193,859)       (16,263)

Issuance of shares at an average of $0.14 per share
    for services                                                    --         61,340

Net loss, March 31, 2001 (unaudited)                          (499,791)      (499,791)

                                                           $(1,693,650)    $ (454,714)
                                                           ===========     ==========


                 See accompanying notes and accountants' review

                                APOLO GOLD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                            -----------------------------------------
                                                                March 31,             March 31,
                                                                   2001                 2000
                                                               (Unaudited)           (Unaudited)
                                                            -------------------  --------------------
Cash flows from operating activities:
    Net loss                                                 $      (499,791)     $    (171,274)
    Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                                     53,031             8,200
      Depletion                                                         3,424                 -
      Consulting and professional fees paid
        by issuance of stock                                           61,340            16,300
      Decrease in accounts receivable                                   4,880                 -
      Decrease in accounts payable                                    (28,844)                -
      Increase (decrease) in short term notes payable                  55,000            (5,000)
      Increase in accrued interest payable                            122,498                 -
      Increase in shareholder advances                                297,120                 -
      Decrease in officer payable                                           -           (54,310)
                                                            -------------------  --------------
Net cash provided (used) by operating activities                       68,658          (206,084)
                                                            -------------------  --------------

Cash flows from investing activities:
    Mineral property payment                                          (65,000)         (107,500)
    Purchase of equipment                                              (9,692)         (210,113)
                                                            -------------------  --------------
Net cash used by investing activities                                 (74,692)         (317,613)
                                                            -------------------  --------------

Cash flows from financing activities:
    Proceeds from collection of subscriptions rec.                          -           250,000
    Proceeds from sale of common stock                                      -           270,313
                                                            -------------------  --------------
Net cash provided  by financing activities                                  -           520,313
                                                            -------------------  --------------
Increase (Decrease) in Cash                                            (6,034)           (3,384)

Cash, beginning of period                                               6,485            10,143
                                                            -------------------  --------------

Cash, end of period                                          $            451      $      6,759
                                                            ===================  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                            $              -      $          -
                                                            ===================  ==============
    Income taxes paid                                        $              -      $          -
                                                            ===================  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services                         $         61,340      $     16,300
    Common stock issued for equipment                        $              -      $     31,553
    Common stock issued for debt                             $              -      $     50,000



                 See accompanying notes and accountants' review

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



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

The Company's year-end is June 30.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
----------------------------
The interim financial statements for the period ended March 31, 2001, included herein have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Estimates
---------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage in Prior Years
--------------------------------
The Company was formed in March 1997, and was in the development stage through June 30, 1999. The year 2000 was the first year during which it is considered an operating company.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts receivable, accounts payable, shareholder advances, notes payable and accrued liabilities approximate their fair value.

Inventory
---------
Inventory consists of raw ore and is stated at the cost of extraction. At March 31, 2001, the Company held no inventory.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 2000, the Company wrote off amounts expended for its Panama operations (Notes 3 and 8). At March 31, 2001, the Company has determined that there was no further impairment of long-lived assets.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Reclamation Costs
-----------------
Management believes reclamation costs at its mining site in State of Bolivar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. The Company estimates the bond to approximate $12,000 per year and therefore will begin to accrue that amount for reclamation costs after one year of full production. At March 31, 2001, this bond has not been posted.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
-------------------
At March 31, 2001, the Company has an accumulated net operating loss of approximately $1,600,000, which may be offset against future taxable income through 2019. No provisions for taxes or tax benefit from net operating loss carry forwards has been reported in the financial statements as it is currently unknown if the carry forwards will expire unused.

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

The mining property is being depleted using the units of production method base upon proven and probable reserves. The depletion expense for the nine months ended March 31, 2001 is $3,424.

Panama
------
In October 1997, the Company entered into an agreement to purchase a 99% interest in Golden Cycle of Panama, Inc. (a Panamanian company). Under terms of the agreement, the Company assumes all profits and expenses for operating Golden Cycle's mine located at the Conception River Basin, Calovebora Township, District of Santa Fe, Province of Veraguas, Republic of Panama. Although expenditures have been made on the property and core samples have been promising, operations have been abandoned due to non delivery of the shares of Golden's stock. The Company is attempting to restore the agreement to its original terms (Note 8) and all amounts expended for the venture have been charged to operations as incurred.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



NOTE 3 - MINERAL PROPERTIES (continued)

Foreign Operations
------------------
The accompanying balance sheet includes $3,241,701 relating to the Company's assets in Venezuela. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the nine months ended March 31, 2001 was $53,031.


NOTE 5 - MINERAL PROPERTY CONTRACT PAYABLE

The contracted purchase price for the Company's Venezuelan mine was $3,500,000, which consisted of a cash deposit paid of $100,000 and a non-interest bearing loan in the amount of $3,400,000. The loan, collateralized by the mine, was recorded at its present value to reflect an effective interest rate of 5.92%. The loan calls for initial minimum payments of $5,000 per month commencing in June 2000. See Note 8.

Subsequent to the date of these financial statements, the Company agreed to an amendment to the contract. See Note 11.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



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

During the nine months ended March 31, 2001, 431,000 shares of common stock were issued at an average of $0.14 per share for services.

On July 20, 2000, the Company's board of directors approved the Apolo Gold, Inc. 2000 Stock Option Plan. Under this plan, 5,000,000 shares of common stock have been set aside to be issued to officers, directors and key employees. The exercise price of the options will be determined at the date of grant.


NOTE 7 - RELATED PARTIES

As of March 31, 2001, the Company has received $451,778, in cash advances from shareholders. These advances are non interest-bearing, un-collateralized and are expected to be repaid in the year ended June 30, 2001.

The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the nine months ended March 31, 2001, lease payments totaled $15,781.

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

This agreement was amended in April 2001.  See Note 11.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

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

The table below presents information about the Company's reportable segments:

                                        For the Nine Months Ending March 31, 2001
                            -----------------------------------------------------------------
                            ApoloGold, Inc.    Apologold C.A    Eliminations     Consolidated
                            ---------------    -------------    ------------     ------------
External revenue             $          --       $    14,728      $       --     $    14,728
Intersegment revenue                    --                --              --              --
                                                                                 -----------
                                                 -----------      ----------     -----------
 Total net revenue           $          --       $    14,728      $       --     $    14,728
                             =============       ===========      ==========     ===========

Operating loss               $          --       $  (154,685)     $       --     $  (154,685)
                                                 ===========      ==========     ===========
                                                                                 ===========
Corporate Expenses                                                               $  (345,106)
                                                                                 -----------
Loss before income taxes                                                         $  (499,791)
                                                                                 ===========
Depreciation and depletion   $          --       $    56,455      $       --     $    56,455
                                                                  ==========     ===========
                             =============       ===========      ==========     ===========
Interest expense             $          --       $   122,499      $       --     $   122,499
                                                 ===========      ==========     ===========
                             =============       ===========      ==========     ===========
Identifiable assets          $       5,360       $ 3,236,792      $       --     $ 3,242,152
                             =============       ===========      ==========     -----------
 Total assets                                                                    $ 3,242,152
                                                                                 ===========

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



NOTE 10 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $499,791 for the nine months ended March 31, 2001 and has an accumulated deficit of $1,693,650 since inception.

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


NOTE 11 - SUBSEQUENT EVENTS

On April 15, 2001, the Company signed an amendment to the mine purchase agreement where the Company, through its subsidiary, would acquire a mine in Venezuela. (See Note 8.) Through the amendment, the Company has agreed to the following:

1.   The Company is obligated to pay $10,000 no later than April 21, 2001.

2. Empresa Proyectos Goldma CA has waived payments from January 15, 2001 to April 1, 2001. Payments will be restarted April 30, 2001. Mohammed Youssef Merhi will subscribe for 500,000 shares of its common stock no later than June 15, 2001. At March 31, 2001, the Company was in arrears by $60,000.

3. The Company would pay a minimum monthly amount of $7,500, or a 20% royalty, beginning April 15, 2001.

This amendment also provides the Company a means to either continue or abandon its operations without recourse.

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

Payments of $160,000 have been made to March 31, 2001 on this debt, including $20,000 in the current fiscal year to March 31, 2001. The payment due December 15, 2000 was not made until April 30, 2001 and was deferred to that date after successful completion of an amending agreement on April 19, 2001.

The Amending Agreement dated April 19, 2001 included several changes including elimination of minimum daily production quotas, reduction of the monthly minimum fee to Proyectos Mineros Goldma C.A. from $10,000 per month to $7,500 per month (or 20% of production, whichever is greater), adjusted provisions to equipment used on site owned by Empressa Proyectos Goldma C.A. and a provision to give Apolo Gold Inc the option to terminate its operating agreement on September 30, 2001 without recourse, in the event it is not satisfied with production results.

The parties also agreed to defer any payment with regard to January - April 15, 2001 production requirements.

Production was temporarily suspended on December 15, 2000 as the Company felt that certain amendments had to be made to the operator agreement with Proyectos Mineros Goldma C.A. The parties commenced negotiations early in 2001 and finalized an amended agreement on April 19, 2001. Minor changes are also being made at the mine site re screening equipment for processing of material containing diamonds. To date, the testing has concentrated on the alluvial gold content. The general testing program is nearing completion and the Company expects to commence production on a one-shift basis by mid to late May 2001.

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

A royalty of 4% of production is also payable to the government of Venezuela

Results of Operations
---------------------

The Company continues to do extensive testing on both the ground and its mining process and accordingly, very little revenue has been generated to date. Testing results have resulted in gross revenues of just under $15,000 for the fiscal year to date.

During the nine-month period ending March 31, 2001, labor costs amounted to $85,000, consulting fees amounted to $112,000, and travel and camp costs (excluding labor) amounted to approximately $30,000. Total expenses to date have amounted to $362,000, compared to $171,000 last year, resulting in an operating loss for the nine months ending of $499,800, compared to $171,000 last year.

The Company continues to monitor its expenses closely, as it moves toward full production. During the nine months ending March 31, 2001, some directors and shareholders advanced approximately $200,000 in loans to the Company. The Company has sufficient funds on hand to conduct its operations and will continue to raise required funds through loans and sale of common stock.

The Company has no employees in its parent company other than officers and uses consultants where necessary. In the subsidiary company in Venezuela, the Company employees 10-12 people depending on requirements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has 18,004,580 shares outstanding at March 31, 2001 and to date have raised $1,238,936 by sale of common stock with the proceeds being applied mainly to the development of its property in Venezuela. As indicated above, production was delayed from December 15, 2000 till May 2001 as a result of protracted negotiations re revisions to the existing contract with the property owners. The issues have been resolved, and Apolo management personnel and local workers have returned to the mine-site as of May 1, 2001, with production expected by mid to late May 2001.

During the nine months ending March 31, 2001, the Company continued to finance its development by way of loans from some directors and other shareholders of the Company. To date there are no specific terms of repayment for these loans.

In the past 30 days, the Company has completed private placement financings of $45,000 at prices between $0.05 and $0.10 per common share, and obtained a loan from a director for $10,000. Restricted common shares will be issued shortly for 400,000 common shares to one subscriber at $0.05 per share and 125,000 each to 2 subscribers at $0.10 per share. The Company has sufficient cash to finance its operations at this stage of the site development. It continues to have no liabilities to third parties other than its directors and officers. The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the nine months ending March 31, 2001. Capital expenditure requirements are negligible, and there does not appear to be any inflationary pressures on the operation. All operating expenditures at the mine-site are in Bolivar's and to date, have not been significant.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:

          In April 2001 the Company received common stock subscriptions for 650,000 shares of common stock in private placements to three investors for total proceeds of $45,000.

          With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Company.

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

APOLO GOLD, INC.

Dated: May 15, 2001

/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President