Form 10KSB
period 2001-06-30
APOLO GOLD INC
filed 2001-10-15
CIK 1040721

FORM 10-KSB
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington D. C. 20549
--------------------------------------------------------------------------------

(Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001 OR [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791

                                Apolo Gold, Inc.
                                ----------------
              (Exact name of small business issuer in its charter)

                 Nevada                               Applied for
        ------------------------------       ----------------------------------
        State or other jurisdiction of       I.R.S. Employer Identification No.
        incorporation or organization

                            #1458 - 409 Granville St.
                       Vancouver, British Columbia       V6C 1T2
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 604-484-8881

      Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
                                      ----

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year:  $17,001
                                                      --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (5,804,580 shares) based on the average bid and asked price as of October 1, 2001 being $0..05 per share: $290,229.
                                           ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,154,580 shares of Common Stock as of October 1, 2001.

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

     The Company formed a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation (the Venezuela subsidiary) and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the elluvial diamond and gold mining concession named Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. The purchase price for the concession was $3,500,000 (2,086,000,000 Bolivars). A down payment of $50,000 (29,800,000
Bolivars) was made on or about May 30, 1999. A second payment of $50,000 (29,800,000 Bolivars) was made November 15, 1999. The Venezuela Subsidiary agreed to establish at least one mining operation on the concession with a minimum production of 1,000 cubic meters per day, within one year of execution of the agreement and its authentication by the Venezuela government. The agreement was first filed or authenticated with the Venezuela government on May 18, 1999.

The Venezuela subsidiary negotiated an extension of this agreement to November 2000 with Empresa Proyectos Mineros Goldma, C.A. revising some of the original terms and conditions.

On April 19, 2001, the Company negotiated an amendment to the 1999 agreement on CODSA 13 wherein it was agreed that payments would be reduced to $7,500 per month, and the Company had the right to withdraw from the property by September 30, 2001, should testing results not be satisfactory.

The Company tested the property from May 1, 2001 to early July and on July 15, 2001 decided to close the camp and prepare to abandon the property. On August 6, 2001 a letter was formally delivered by Mr. Levasseur to Mike Merhi, president of Empresa Proyectos Goldma C.A. in his office in Caracas which advised Mr. Merhi that Compania Minera Apologold, C.A. was formally abandoning the Codsa 13 site because of poor testing results and the lack of visable verification re original understandings re previous testing on the property. Mr. Merhi was further advised that the Company's equipment would be moved to another location in Venezuela.

All payments made to the Seller were in US dollars.. The agreement required a further payment of a royalty to the Seller in the amount of 2.5% of the annual net profits from operations on the concession. This royalty is payable as long as there is production on the property. This is no longer applicable and no taxes are exigible.

On May 20 1999,the Company entered into an assignment agreement with its Venezuelan Subsidiary, which assigned the rights and obligations under the Concession Agreement to the Company. In addition to the obligations under the Concession Agreement, the Company paid 3,500,000 in shares of common stock to AML Diamond and Gold Exp. As well, the Company also agreed to pay a further royalty in the amount of 7.5% of net production profits. AML Diamond and Gold Exp is owned by Albert Aleong, a Venezuelan resident who had worked at the property site. He is not related to any directors or officers of the Company nor has he worked there in the past year. As of July 15, 2001, Mr. Aleong, on behalf of AML Diamond and Gold Exp had received 500,000 of the 3,500,000 but the balance, 3,000,000 was held pending the outcome of testing on Codsa 13. As this property has now been abandoned, the 3,000,000 have been returned to the treasury for cancellation. The Company's stock transfer agent as well as Mr. Aleong were advised accordingly.

Operations

     The Company had mining equipment including a floating dredge and a "Super Bowl" gold ore processing machine that was fully installed on the property. This equipment will be removed from the property and relocated to another area in Venezuela.

     The mining process being used was open pit placer mining. A large pit was dug and allowed to fill with ground water. Alluvial ore is pumped from the bottom of the pit, screened for rough diamonds, and then processed through the Super Bowl for removal of gold ore. The Subsidiary Company employed a crew of 20 people and operated initially on a one-shift basis. There are currently no employees at the location as all have been terminated and fully paid.

     The Company has no employees at present other than its officers. The Venezuela Company has no employees and it hires consultants, mining engineers and other professionals as required.


Principal Markets

     The products produced by the Company are sold on world markets at prices established by market forces. These prices are not within the control of the Company. .

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


Risk Factors

     1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery of precious metals.

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

     4. Foreign Operations Risks are significant as its principal business operations will be located in St Elena, Venezuela. Although management intends to and has abided by all laws of the country, including procurement of all necessary permits, licenses, and other regulatory approvals, the Company has no control over the regulatory climate and the possible changes in laws and regulations.

     5. Competition is more in the area of ability to sell at world prices, which the Company cannot control, and the Company competes for access to the world markets with its products.

     6. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

     7. here are currently 17,154,580 common shares outstanding out of a total authorized capital of 200,000,000 shares. There are 182,845,420 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company form its' authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.


     8. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on reduction of its property debt.


Company's Office

     The Company's administrative headquarters are located at #1458-409 Granville St, Vancouver, BC, Canada V6C 1T2 and its telephone number is 604-484-8881.


ITEM 2 - Description of Property

Location and Title

The Company had acquired the alluvial diamond and gold mining concession named Codsa 13. Codsa 13 is located in the Gran Sabana Autonomous Municipality, State of Bolivar, in the extreme southeast of Venezuela. It is approximately sixty kilometers north of Santa Elena, a village of 15,000 people with sufficient facilities and supplies to support the mining operation. Santa Elena has daily flights to Caracas. The mining operation was accessible by gravel road from Santa Elena. Title to the Codsa 13 mining concession has been held by Empresa Proyectos Mineros Goldma, C.A. since 1992 and is the seller as described above to the Company's Subsidiary

This property has now been abandoned and the company is seeking other opportunities in Venezuela and elsewhere.

In February 2001, the Company signed a letter of intent to acquire 80% of a property in Sumatra, Indonesia, known as Kadondong, South Lampung. This letter of intent is still in effect but there are certain legal issues outstanding that all parties are attempting to resolve before details of the letter of intent are followed up. The Company is hopeful that a resolution on these issues will be reached before the end of the year.

The Company on July 18, 2001 signed a letter of intent regarding the Ferguson Lake Project in the North West Territories re certain mineral claims in the area. As a result of follow-up and additional information attained, the Company has now decided to cancel this letter of intent and has notified Hunter Exploration Group accordingly.

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


        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        Sept 30, 2000        $0.25             $0.23
        Dec 31, 2000         $0.09             $0.065
        March 30,2001        $0.13             $0.06
        June 30, 2001        $0.05             $0.05

     As of October 1, 2001, there were fifty-four holders of record of the Company's common stock that does not account for the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

Compania Minera Apologold, C.A. entered into an agreement on May 18, 1999 with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession called Codsa 13, that is located in Gran Sabana Autonomous Municipality State of Bolivar, Venezuela for a total consideration of $3,500,000(2,086,000 Bolivars). Payments of $ 175,000 have been made to date on this debt, including $75,000 in the fiscal year ending June 30, 2001. Because of the amending agreement of April 19, 2001, monthly payments commencing May 15, 2001 were reduced to $7,500 per month. These payments were made for the May 15 and June 15, 2001 periods, but the company decided to abandon the property and did so early in July, 2001. On August 6, 2001, a formal letter of termination was delivered to Mr. Merhi in Caracas Venezuela. At June 30, 2001, the sum of $11,250 was still owing to Empresa Proyectos Goldma C.A. , .

All payments to the Seller were made in US dollars. .

Results of Operations - Period From July 01, 2000 to June 30, 2001

REVENUES: Revenues in the year ending June 30 2001 amounted to $17,001. This was the result of testing programs carried out over the past several months..

EXPENSES: During the year ending June 30 2001, the Company incurred direct expenses of $ 146,465 (including workers wages of $105,526), indirect expenses of $38,519 and general and administrative expenses of $ 103,679.

A summary of these expenditures is as follows:
Direct expenses:
         Repairs                               $    9,625
         Depreciation                              71,275
         Wages                                     53,046
         Supplies and sundry                        6,750
         Fuel                                       5,769
                                              -----------
                                                  146,465

Indirect expenses:
         Travel and camp expenses                  38,519
                                              -----------

General and administrative:
         Legal and Professional fees           $   25,050
         Telephone                                  5,895
         Office and Administration                 48,662
         Travel and promotion                      24,072
                                             ------------

  Total                                          $103,679
                                             ------------


All of the above noted direct and indirect expenses related to preparation of the property for production, installation of equipment and the setup of production procedures.

General and administrative expenses of $103,679 included legal and accounting fees and the preparation and filing of quarterly reports with the SEC and the audits of the accounts.

The Company continues to carefully control its expenses, and intends to seek financing in the future to provide necessary funds to conduct its production and further develop its property concession.

The Company has no employees at the present time other than its officers and directors and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. Its subsidiary employees between 15 and 20 people at the mine site in Venezuela who are paid weekly in Bolivars.

Cash on hand at June 30, 2001 was $2,881 and the Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans, and private placements.

NET LOSS: The Company incurred a net loss of $440,444 for the fiscal year ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a director of the Company.

At June 30, 2001, the Company had 18,654,580 shares of common stock outstanding and has raised total capital to date of $1,283,936. In addition the Company has borrowed $406,920 for a total capital injection to date of $1,690,856.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

The Company is not in arrears on any of its obligations.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2001. While inflationary forces are moderately higher in the current year, it is not considered a factor in capital expenditures or production activities.

Item 7. Financial Statements.

                                APOLO GOLD, INC.



                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT                                      1
FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                     2
  Consolidated Statements of Operations                           3
  Consolidated Statement of Stockholders' Equity (Deficit)        4
  Consolidated Statements of Cash Flows                           5
NOTES TO FINANCIAL STATEMENTS                                     6

================================================================================
                            Williams & Webster, P.S.
================================================================================
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W Riverside * Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111



Board of Directors
Apolo Gold, Inc.
Vancouver, British Columbia
CANADA


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Apolo Gold, Inc. as of June 30, 2001 and 2000 and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant operating losses and default on its equipment purchase contract raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Williams & Webster
                                          ----------------------


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 3, 2001

                                              APOLO GOLD, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                                  June 30,       June 30,
                                                                    2001           2000
                                                           ---------------     --------------
ASSETS
 CURRENT ASSETS
   Cash                                                        $     2,881    $     6,485
   Accounts receivable                                                  --          4,880
                                                               -----------    -----------
     Total Current Assets                                            2,881         11,365
                                                               -----------    -----------

 PROPERTY AND EQUIPMENT
   Equipment                                                       362,100        350,658
   Less accumulated depreciation                                  (130,542)      (61,694)
                                                               -----------    -----------
                                                               -----------    -----------
     Total Property and Equipment                                  231,558        288,964
                                                               -----------    -----------

 MINERAL PROPERTY                                                       --      2,999,500
                                                               -----------    -----------


TOTAL ASSETS                                                   $   234,439    $ 3,299,829
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES
   Accounts payable                                            $    41,121    $    57,454
   Loans payable, related parties                                  406,920        148,984
   Accrued officer wages                                           133,015          5,675
   Accrued interest                                                     --        193,979
   Mineral property contract payable                                    --         60,000
                                                                              -----------
                                                               -----------    -----------
     Total Current Liabilities                                     581,056        471,092
                                                               -----------    -----------

 LONG-TERM LIABILITIES
   Mineral property contract payable, net of current portion            --      2,845,000
                                                               -----------    -----------

   TOTAL LIABILITIES                                               581,056      3,316,092
                                                               -----------    -----------

 COMMITMENTS AND CONTINGENCIES                                       3,750             --
                                                               -----------    -----------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, 200,000,000 shares authorized, $0.001
     par value; 18,654,580, and 17,573,580 shares
     issued and outstanding, respectively                           18,654         17,573
   Additional paid-in capital                                    1,265,282      1,160,023
   Accumulated deficit                                          (1,634,303)   (1,193,859)
                                                               -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (350,367)      (16,263)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   234,439    $ 3,299,829
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                    APOLO GOLD, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS





                                              Year Ended    Year Ended
                                                June 30,     June 30,
                                                  2001         2000
                                            ------------   ------------

REVENUES                                    $     17,001    $    91,841
                                            ------------    -----------
COST OF REVENUES
   Direct costs                                  146,465        215,123
   Indirect costs                                 38,519         29,016
                                            ------------    -----------
TOTAL COST OF REVENUES                           184,984        244,139
                                            ------------    -----------

GROSS PROFIT (LOSS)                             (167,983)      (152,298)
                                            ------------    -----------
EXPENSES
   Consulting and professional fees              196,261         36,100
   General and administrative expenses           103,679         71,401
                                            ------------    -----------
         TOTAL EXPENSES                          299,940        107,501
                                            ------------    -----------

LOSS FROM OPERATIONS                            (467,923)      (259,799)

OTHER INCOME (EXPENSE)
   Gain on abandonment of mining property         27,479             --
   Interest expense                                   --        193,979
                                            ------------    -----------

LOSS BEFORE INCOME TAXES                        (440,444)      (453,778)

INCOME TAXES                                          --             --
                                            ------------    -----------

NET LOSS                                    $   (440,444)   $  (453,778)
                                            ============    ===========

NET LOSS PER COMMON SHARE,
   BASIC AND DILUTED                        $      (0.02)         (0.03)
                                            ============    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK SHARES OUTSTANDING,
   BASIC AND DILUTED                          18,008,140     15,585,915
                                            ============    ===========


   The accompanying notes are an integral part of these financial statements.


                                                          Common Stock     Additional       Stock                     Stockholders'
                                                       Number                Paid-In    Subscriptions   Accumulated      Equity
                                                     of Shares     Amount    Capital     Receivable       Deficit      (Deficit)
                                                    ----------     ------  ----------   -------------   -----------   -------------
Balance, June 30, 1999                              12,942,250   $ 12,942   $ 796,489   $  (250,000)   $  (740,081)   $  (180,650)

Issuance of shares at $0.01 per share for cash       3,520,000      3,520      31,680            --             --         35,200

Issuance of shares at approximately $0.35
   per share for equipment                             120,252        120      42,068            --             --         42,188

Issuance of shares at approximately $0.35
   per share for cash                                  499,363        499     174,178            --             --        174,677

Issuance of shares at an average of $0.24 per share
   for services and debt                               491,715        492     115,608            --             --        116,100

Payment of stock subscriptions reeivable                    --         --          --       250,000             --        250,000

Net loss for the year ended June 30, 2000                   --         --          --            --       (453,778)      (453,778)
                                                    ----------    -------   ---------       -------    -----------       --------
Balance, June 30, 2000                              17,573,580     17,573   1,160,023            --     (1,193,859)       (16,263)

Issuance of shares at an average of $0.14 per share
   for cash                                            431,000        431      60,909            --             --         61,340

Issuance of shares at an average of $0.07
   per share for cash                                  650,000        650      44,350            --             --         45,000

Net loss for the year ended June 30, 2001                   --         --          --            --       (440,444)      (440,444)
                                                    ----------   --------  ----------     ---------   ------------    -----------
Balance, June 30, 2001                              18,654,580   $ 18,654  $1,265,282     $      --    $(1,634,303)   $  (350,367)
                                                    ==========   ========  ==========     =========   ============    ===========




   The accompanying notes are an integral part of these financial statements.


                                                         For the Year   For the Year
                                                               Ending         Ending
                                                        June 30, 2001  June 30, 2000
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(440,444)   $  (453,778)
   Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                          71,275         61,660
         Depletion                                                 --         10,500
         Gain on abandonment of mining property               (27,479)            --
         Stock issued for services                                 --         16,100
   Decrease (increase) in:
      Accounts receivable                                       4,880         (4,880)
   Decrease (increase) in:
      Accounts payable                                        (16,333)        14,954
      Accrued officer wages                                   109,785             --
      Accrued interest                                             --        193,979
      Short-term notes payable                                (10,000)            --
                                                             --------       --------
Net cash (used) by operating activities                      (308,316)      (161,465)
                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mineral property                               (60,000)       (55,000)
   Purchase of equipment                                      (11,442)      (261,870)
                                                             --------       --------
Net cash (used) by investing activities                       (71,442)      (316,870)
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related party loans                      269,814         14,800
   Proceeds from collection of subscriptions receivable            --        250,000
   Proceeds from sale of common stock                         106,340        209,877
                                                             --------        -------
Net cash provided  by financing activities                    376,154        474,677
                                                             --------        -------
Increase (decrease) in cash                                    (3,604)        (3,658)

Cash, beginning of year                                         6,485         10,143
                                                             --------        -------
Cash, end of year                                           $   2,881    $     6,485
                                                            =========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                               $      --       $    --
                                                            =========       =======
Income taxes paid                                           $      --       $    --
                                                            =========       =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                         $      --    $    16,100
   Common stock issued for equipment                        $      --    $    42,188
   Common stock issued for debt                             $      --    $   100,000
   Property and equipment purchased on financing contract   $      --    $ 3,600,000





   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



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

In June 2001, the Company abandoned its Venezuelan property and discontinued its mining operations. See Note 5.

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

Accounting Method
-----------------
The Company uses the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At June 30, 2001, the Company has determined that there was no further impairment of long-lived assets.

Stock Based Compensation
------------------------
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser.

Mineral Exploration and Development Costs
-----------------------------------------
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclamation Costs
-----------------
Management believes reclamation costs at its mining site in State of Bolivar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. At June 30, 2001, this bond has not been posted and the Company has abandoned this site.

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

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $320,000, principally arising from net operating loss carryforwards of $1,600,000 for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $1,600,000, which expire in the years 2013 through 2021.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share are the same, as there were no common stock equivalents outstanding.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



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

The mining property was depleted using the units-of-production method before it was abandoned.

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2001 includes $231,558 relating to the Company's assets in Venezuela and $2,881 of assets in Canada. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the year ended June 30, 2001 was $71,275.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE 5 - MINERAL PROPERTY CONTRACT PAYABLE

The contracted purchase price for the Company's Venezuelan mine was $3,500,000, which consisted of a cash deposit of $100,000 and a non-interest bearing loan in the amount of $3,400,000. The loan, collateralized by the mine, was recorded at its present value to reflect an effective interest rate of 5.92%. The loan called for initial minimum payments of $5,000 per month commencing in June 2000. See Note 9.

On April 15, 2001, the Company signed an amendment to the mine purchase agreement and obligated itself to the following:

     1.   The Company agreed to pay $10,000 no later than April 21, 2001.

     2. The Company agreed to transfer 500,000 shares of its common stock no later than June 15, 2001. This amount would result in satisfaction of the payment of the monthly minimum fees agreed to in the original agreement, which payments were in arrears.

     3. The Company agreed to pay a minimum monthly amount of $7,500, or a 20% royalty, beginning April 15, 2001.

This amendment also provided the Company a means to either continue or abandon its operations without recourse.

At June 30, 2001, the Company elected to abandon its operations in Venezuela. The Company satisfied its $60,000 obligation for prior minimum fees and paid $15,000 in additional royalties to terminate the agreement without further obligation or further liability under this agreement.


NOTE 6 - COMMON STOCK

During the year ended June 30, 2001, 1,081,000 shares of common stock were issued at an average of $0.10 per share for cash.

During the year ended June 30, 2000, the Company issued 120,252 shares of common stock for mining equipment valued at $42,188 and 491,715 shares of common stock for $100,000 in debt and $16,100 in services. A total of 4,019,363 shares of common stock were issued for an average cash price of $0.05 per share.

On July 20, 2000, the Company's board of directors approved the Apolo Gold, Inc. 2000 Stock Option Plan. Under this plan, 5,000,000 shares of common stock have been set aside to be issued to officers, directors and key employees. The exercise price of the options will be determined at the date of grant.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 7 - STOCK OPTIONS

The Company's Stock Option Plan, entitled the Apolo Gold, Inc. 2000 Stock Option Plan (the Plan) was adopted in July 2000. Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest the Company by the grant of options to such persons under the Plan's terms. The Plan provides that the Board may exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 shares. The board determines the per share option price for the stock subject to each option. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options, although the Board may vote to terminate the Plan. Under the Plan, following options were granted in July 2000 to the executive officers and directors.

The following is a summary of stock option activity:



  Outstanding at 6-30-00                           -0-                    -
  Granted                                    3,241,000                 0.14
  Exercised                                        -0-                    -
  Forfeited                                        -0-                    -
                                           ------------      ---------------
  Outstanding at 6-30-01                     3,241,000    $            0.14
                                           ============      ===============
                                           ============      ===============
  Options exercisable at 6-30-01             3,241,000    $            0.14
                                           ============      ===============
  Weighted Average fair value of
     options granted during 2001
                                           $       0.25
                                           ============

The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in 2001. Had compensation or consulting costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                             December 31, 2000
                                             -----------------
                                             -----------------

        Net Loss:
            As reported                       $    (440,444)
            Pro forma                         $  (1,250,694)
        Basic and diluted loss per share
            As reported                       $       (0.02)
            Pro forma                         $       (0.07)

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE 7 - STOCK OPTIONS (continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 1.15% and expected life is 5 years.


NOTE 8 - RELATED PARTIES

As of June 30, 2001, the Company has received $406,920 in cash advances from shareholders. These advances are noninterest-bearing, uncollateralized and are expected to be repaid or exchanged for stock during the next fiscal year.

The Company has accrued $133,015 in wages due to the Company's officers.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
-------------------------------------
In May 1999, the Company through Apologold C.A. entered into an agreement to acquire a mine in Venezuela for a contract purchase price of $3,500,000. The Company paid a deposit of $100,000 to obtain the property and obligated itself to pay $3,400,000 of non-interest bearing debt. As part of the transaction, the Company issued 50,000 shares of its stock to the seller.

The acquisition agreement, which provided for monthly payments of $5,000 and a royalty interest to the seller, was amended in April 2001 and later terminated in June 2001. See Note 5.

Operating lease
---------------
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the year ended June 30, 2001, lease payments totaled $26,736.

Equipment Purchase Contract
---------------------------
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for $100,000 cash plus 50,000 shares of its common stock valued at $0.01 per share. The terms of payment in regards to the $100,000 are as follows:

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $57,500 was paid in cash and stock. At June 30, 2001, $27,500 is in arrears and is expected to be paid in the next fiscal year.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Compliance with Environmental Regulations
-----------------------------------------
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. See Note 5.


NOTE 10 - REPORTING SEGMENTS

As described in Note 2, the Company adopted SFAS No. 131 in 2000. The Company's operations are classified into two principal reporting segments that provide different products or services. Separate management of each section is required because each business unit is subject to different marketing, production, and technology strategies.

The table below presents information about the Company's reportable segments:

                                                           For the Year Ended June 30, 2001
                                  ------------------------------------------------------------------------------------
                                   ApoloGold, Inc.        Apologold C.A          Eliminations         Consolidated
                                  ------------------    -------------------    -----------------    ------------------
External revenue                   $         -            $      17,001          $         -          $     17,001
Intersegment revenue                         -                        -                    -                     -
                                  ------------------    -------------------    -----------------    ------------------
 Total net revenue                $          -            $      17,001          $         -          $     17,001
                                  ==================    ===================    =================    ==================
Operating loss                    $   (299,940)           $    (167,983)         $         -          $   (467,923)
                                  ==================    ===================    =================
Gain on abandonment                                                                                         27,479
                                                                                                    ------------------
Loss before income taxes                                                                              $   (440,444)
                                                                                                    ==================
Depreciation                      $      1,072            $      70,203          $         -          $     71,275
                                  ==================    ===================    =================    ==================
Interest expense                  $          -            $           -          $         -          $          -
                                  ==================    ===================    =================    ==================
Identifiable assets               $      2,881            $     231,558          $         -          $    234,439
                                  ==================    ===================    =================    ------------------
 Total assets                                                                                         $    234,439
                                                                                                    ==================

                                                              For Year Ending June 30, 2000
                                  -----------------------------------------------------------------------------------
                                   ApoloGold, Inc.        Apologold C.A          Eliminations           Consolidated
                                  ------------------    -------------------    -----------------     ----------------
External revenue                  $          -            $      91,841          $          -          $          -
Intersegment revenue                         -                        -                     -                     -
                                  ------------------    -------------------    -----------------     ----------------
 Total net revenue                $          -            $      91,841          $          -          $    (91,841)
                                  ==================    ===================    =================     ================
Operating income (loss)           $    (107,501)          $    (152,298)         $          -          $   (259,799)
                                  ==================    ===================    =================     ================
Income (loss) before income taxes                                                                      $   (453,778)
                                                                                                     ================

Depreciation and depletion        $       3,427           $      68,733          $          -          $     72,160
                                  ==================    ===================    ==================    ================
Interest expense                  $           -           $     193,979          $          -          $    193,979
                                  ==================    ===================    ==================    ================
Identifiable assets               $           -           $   3,299,829          $          -          $  3,299,829
                                  ==================    ===================    ==================    ================
General corporate assets                                                                             $            -
                                                                                                     ----------------
 Total assets                                                                                        $    3,299,829
                                                                                                     ================

                               APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE 10 - REPORTING SEGMENTS (continued)

Apolo Gold, Inc., the first reportable segment, is a holding company for Apologold C.A., the operating company. The second reportable segment derives its revenues from the extraction and sale of minerals mined in Venezuela.

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on operating income.


NOTE 11 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $440,444 for the year ended June 30, 2001 and has an accumulated deficit of $1,634,303 since inception. In addition, the Company is in default on its equipment purchase contract. See Note 9.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company is actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors. See Note 5.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Martial Levasseur   67   Director , President                             1997
Robert E. Lee       66   Director, Vice-President,                        1997
Robert G. Dinning   62   Director, Chief Financial Officer, Secretary     2000


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


Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and member in good standing of the Alberta and Canadian Institute of Chartered Accountants. Mr. Dinning is currently President and CEO of e-VideoTV, Inc, a technology company listed on the OTC and headquartered in Phoenix Arizona. Mr. Dinning has operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning is currently a director of two other public companies and has been active as a Director and Officer in various public companies over the past 25 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of Western Communications Ltd., a large publicly traded broadcast and sports Entertainment Company.

         (b)      Significant Employees:  None


Compliance with Section 16(a) of the Securities Exchange Act of 1934:

The Company's three executive officers and directors have each timely filed Form 5 for the fiscal year ended June 30, 2001. However, Forms 4 for each of the three executive officers and directors due on August 10, 2001 were not filed until October 1, 2001.



Item 10. Executive Compensation

a) Summary Compensation Table: The Company has omitted the Summary Compensation Table as it has not paid any non-cash compensation or bonuses and nor has any such compensation been accrued. Cash Compensation during the year fiscal year ended June 30, 2001 for officers and directors was as follows:

                  M. Levasseur              $36,000
                  R. E. Lee                 $36,000
                  R.G. Dinning              $36,000


     9. Option/SAR Grants in Last Fiscal Year (Individual Grants): The Company has made the following option grants during the fiscal year ended June 30, 2001:

               Name                      Amount        Option Price    Exercised

               Martial Levasseur         1,000,000        $0.14              Nil
               Robert Lee                1,000,000        $0.14           90,000
               Robert Dinning            1,000,000        $0.14          100,000
          All above options have an expiration date of July 1, 2005.


     10. The Company has a Stock Option Plan, entitled the "Apolo Gold, Inc. 2000 Stock Option Plan" (the "Plan") that was adopted in July 2000. Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding Options under the Plan, not to exceed 5,000,000 shares. The per share Option price for the stock subject to each Option shall be as the Board may determine. All Options must be granted within ten years from the effective date of the Plan. There is no express termination date for the Options, although the Board may vote to terminate the Plan. Under the Plan, the above listed Options were granted in July 2000 to the executive officers and directors:

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

     (f)  Employment Contracts And Termination of Employment, And
          Change-in-control Arrangements

     The Company's officer and directors do not have employment agreements and do accrue salaries as described above. These salaries have not been paid to date, and there is no immediate intention of paying said salaries until such time as additional funding is secured.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 17,154,580 shares of common stock outstanding as of October 1, 2001 plus the 3,000,000 shares underlying outstanding options granted to the executive officers and directors.

           Name and Address(1)          Position          Amount and Nature    % of
Title of   of Beneficial Owner                           of Beneficial Owner   Class
Class
--------   -------------------         ----------        -------------------  -------
Common     Robert Elliot Lee            Director            5,150,000  (2)     25.5%


           Martial Levasseur            Director            5,150,000  (3)     25.5%

           Robert G. Dinning            Director, CFO       1,150,000  (4)      5.7%

           All officers and Directors
           as a Group (3 persons)                          11,450,000          56.8%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1458 - 409 Granville Street, Vancouver, B.C. V6C1T2

(2) Includes 1,000,000 underlying an exercisable option; 910,000 shares held by Robert Edward Lee, Mr. Lee's son; 350,000 held by Katrina Lee the daughter of Mr. Lee; and 350,000 held by Shari Lee the daughter of Mr. Lee. Robert Elliot Lee disclaims beneficial ownership in the shares held by his adult children.

(3) Includes 1,000,000 underlying an exercisable option; 950,000 held by: Peter Levasseur, the son of Martial Levasseur;; 350,000 shares held by John Levasseur, the son of Martial Levasseur; and 350,000 shares held by Anna Levasseur, the daughter of Martial Levasseur. Martial Levasseur disclaims beneficial ownership in the shares held by his adult children.

(4) Includes 1,000,000 underlying an exercisable option and 50,000 shares held by Castle Creek Corp., for which Mr. Dinning is the beneficial owner and 100,000 shares re option exercised and still held.

Item 12. Certain Relationships and Related Transactions:      None

Item 13. Exhibits and Reports on Form 8-K

A.       Exhibits

         (3)(i) Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

         (3)(ii) By-Laws of Corporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

(11)     Statement Re: Computation of Per Share Earnings

B.       Reports on Form 8-K: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2001

                                /s/ Martial Levasseur
                                --------------------------------------
                                 Martial Levasseur, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Martial Levasseur
-----------------------------
Martial Levasseur               President, Director           October 1, 2001

/s/ Robert E. Lee
-----------------------------
Robert E. Lee                   Vice President, Director      October 1, 2001

/s/ Robert G. Dinning
-----------------------------
Robert G. Dinning               Chief Financial Officer,
                                Secretary, Director           October 1, 2001