Form 10QSB
period 2001-09-30
APOLO GOLD INC
filed 2001-11-15
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    three month period ended: September 30, 2001

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

       Registrant's telephone number, including area code: (604) 484-8881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of November 9, 2001, the Registrant had 17,354,580 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

                                          APOLO GOLD, INC.
                                     CONSOLIDATED BALANCE SHEETS



                                                          September 30,       June 30,
                                                                  2001           2001
                                                           (Unaudited)
                                                         --------------  -------------
ASSETS
  CURRENT ASSETS
      Cash                                                  $       366    $     2,881
                                                            -----------    -----------
      Total Current Assets                                          366          2,881
                                                            -----------    -----------

  PROPERTY AND EQUIPMENT
      Equipment                                                 362,100        362,100
      Less accumulated depreciation                            (148,791)      (130,542)
                                                            -----------    -----------
        Total Property and Equipment                            213,309        231,558
                                                            -----------    -----------

TOTAL ASSETS                                                $   213,675    $   234,439
                                                            ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
      Accounts payable                                      $    47,805    $    41,121
      Loans payable, related parties                            442,992        406,920
      Accrued officer wages                                     143,015        133,015
                                                            -----------    -----------
         Total Current Liabilities                              633,812        581,056
                                                            -----------    -----------
      TOTAL LIABILITIES                                         633,812        581,056
                                                            -----------    -----------

  COMMITMENTS AND CONTINGENCIES                                   3,750          3,750
                                                            -----------    -----------

  STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 200,000,000 shares authorized, $0.001
         par value; 17,354,580 and 18,654,580 shares
         issued and outstanding, respectively                    17,354         18,654
      Additional paid-in capital                              1,316,582      1,265,282
      Accumulated deficit                                    (1,757,823)    (1,634,303)
                                                            -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (423,887)      (350,367)
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $   213,675    $   234,439
                                                            ===========    ===========


             See accompanying notes and accountants' review report.

                                   APOLO GOLD
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended
                                                        ----------------------------------
                                                        September 30,      September 30,
                                                             2001              2000
                                                         (Unaudited)        (Unaudited)
                                                        ---------------   ----------------
REVENUES                                              $              -                  -                                         $
                                                        ---------------   ----------------
EXPENSES
     Consulting and professional fees                           33,000              8,862
     Exploration costs                                          50,000
     General and administrative expenses                        40,520             90,437
                                                        ---------------   ----------------
         TOTAL EXPENSES                                        123,520             99,299
                                                        ---------------   ----------------

LOSS FROM OPERATIONS                                          (123,520)           (99,299)

LOSS BEFORE INCOME TAXES                                      (123,520)           (99,299)

INCOME TAXES                                                         -                  -
                                                        ---------------   ----------------

NET LOSS                                               $      (123,520)           (99,299)                                        $
                                                        ===============   ================

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                                 $      nil               nil                                               $
                                                        ===============   ================

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                                      17,354,580         17,573,580
                                                        ===============   ================



             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
            CONSOLIDATED STATMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                       Total
                                                    Common Stock                     Additional                      Stockholders'
                                                       Number                         Paid-In        Accumulated       Equity
                                                     of Shares        Amount          Capital         (Deficit)      (Deficit)

                                                     ----------    ------------   --------------   --------------    -------------
Balance, June 30, 2000                               17,573,580    $     17,573   $    1,160,023   $   (1,193,859)   $      16,263

Issuance of shares at an average of $0.14 per share
   for cash                                             431,000             431           60,909                -           61,340

Issuance of shares at an average of $0.07
   per share for cash                                   650,000             650           44,350                -           45,000

Net loss for the year ended June 30, 2001                     -               -                -         (440,444)        (440,444)
                                                     ----------         -------       ----------        ---------         --------
Balance, June 30, 2001                               18,654,580          18,654        1,265,282       (1,634,303)        (350,367)

Issuance of common stock for services                 1,000,000           1,000           49,000                -           50,000

Options exercised as payment for services               700,000             700           34,300                -           35,000

Cancellation of stock used as payment for debt       (3,000,000)         (3,000)         (32,000)               -          (35,000)

Net loss for the three months ended September 30, 2001        -               -                -         (123,520)        (123,520)
                                                     ----------   -------------   --------------  ---------------     ------------
Balance, September 30, 2001 (unaudited)              17,354,580    $     17,354    $   1,316,582   $   (1,757,823)    $   (423,887)
                                                     ==========   =============   ==============  ===============     ============



            See accompanying noates and accountants' review report.

                                APOLO GOLD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                          ------------------
                                                  September 30,  September 30,
                                                          2001           2000
                                                    (Unaudited)    (Unaudited)
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(123,520)   $ (99,299)
   Adjustments to reconcile net loss
       to net cash used by operating activities:
           Depreciation                                  18,249       17,677
           Depletion                                         --        3,311
           Stock issued for services                     50,000           --
           Stock issued for accrued officer's wages      35,000
   Decrease (increase) in:
       Accounts receivable                                   --        4,880
       Inventory                                             --      (47,904)
   (Decrease) increase in:
       Accounts payable                                   6,684
       Accrued wages                                     10,000      (21,519)
                                                      ---------    ---------
Net cash (used) by operating activities                  (3,587)    (142,854)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mineral property                             --      (15,000)
    Purchase of equipment                                    --       (8,352)
                                                      ---------    ---------
Net cash (used) by investing activities                      --      (23,352)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related party loans                  1,072      168,189
                                                      ---------    ---------
Net cash provided  by financing activities                1,072      168,189
                                                      ---------    ---------

Increase (decrease) in cash                              (2,515)       1,983

Cash, beginning of year                                   2,881        6,485
                                                      ---------    ---------

Cash, end of year                                     $     366    $   8,468
                                                      =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                         $      --    $      --
                                                      =========    =========

Income taxes paid                                     $      --    $      --
                                                      =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                   $  50,000    $      --
   Common stock issued for accrued officer's wages    $  35,000    $      --



             See accompanying notes and accountants' review report.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



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

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. In June 2001, the Company abandoned its Venezuelan property and discontinued its mining operations at this site. It is presently seeking new opportunities in mineral properties.

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

Accounting Method
The Company uses the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

The Venezuelan government does not require foreign entities to maintain cash reserves in Venezuela.

Foreign Currency Translation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account maintained in United States dollars.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, shareholder advances, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At September 30, 2001, the Company has determined that there was no impairment of long-lived assets.

Stock Based Compensation
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
Sales are recorded when minerals are delivered to the purchaser.

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.
                                       8

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclamation Costs
Management believes reclamation costs at its mining site in State of Bolivar, Venezuela will be minimal. The reclamation process is expected to be completed by the Apologold C.A. work crew. Venezuela requires that a bond be posted prior to depletion of the mineral reserves. At June 30, 2001, this bond has not been posted and the Company has abandoned this site.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatible, it would not be currently recognized as the amount would be deemed immaterial.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $408,000, principally arising from net operating loss carryforwards of $1,700,000 for income tax purposes, which expire in the years 2013 through 2021. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share are the same, as inclusion of common stock equivalents would be antidilutive.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



NOTE 3 - MINERAL PROPERTIES

Venezuela
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 8). Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This site has been abandoned. See Note 1.

Foreign Operations
The accompanying balance sheet at September 30, 2001 includes $213,309 relating to the Company's assets in Venezuela and $366 of assets in Canada. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has abandoned its mining property therefore there are no reportable segments.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the three months ended September 30, 2001 was $18,294.


NOTE 5 - COMMON STOCK

During the three months ended September 30, 2001, the Company issued 1,000,000 shares of common stock at $0.05 per share in payment of exploration costs. In this same period, 700,000 options were exercised as payment of accrued wages. See Note 6.

During the year ended June 30, 2001, 1,081,000 shares of common stock were issued at an average of $0.10 per share for cash.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



NOTE 6 - STOCK OPTIONS

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

The following is a summary of stock option activity:

  Outstanding at 6-30-00                                -0-    $               -
  Granted                                         3,241,000                 0.14
  Exercised                                             -0-                    -
  Forfeited                                             -0-                    -
                                          ------------------     ---------------
  Outstanding at 6-30-01                          3,241,000    $            0.14
                                          ==================     ===============
                                          ==================     ===============
  Options exercisable at 6-30-01                  3,241,000    $            0.14
                                          ==================

  Weighted Average fair value of
  options granted during 2001
                                             $         0.25
                                          ==================

  Outstanding at 6-30-01                          3,241,000    $            0.14
  Granted                                               -0-                    -
  Exercised                                         700,000                  .05
  Forfeited                                             -0-                    -
                                          ------------------     ---------------
                                                                 ---------------
  Outstanding at 9-30-01                          2,541,000    $            0.14
                                          ==================     ===============
                                          ==================     ===============
  Options exercisable at 9-30-01                  2,541,000    $            0.14
                                          ==================     ===============

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


NOTE 6 - STOCK OPTIONS (continued)

The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in 2002. The Company has not granted options during the three months ended September 30, 2001, however, 700,000 were exercised for payment of accrued officer's wages of $35,000.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 115% and expected life is 5 years.


NOTE 7 - RELATED PARTIES

At June 30, 2001, the Company had received $406,920 in cash advances from shareholders. These advances are noninterest-bearing, uncollateralized and are expected to be repaid or exchanged for stock during the next fiscal year. A certain shareholder returned 35,000 shares of common stock that had been given in payment of $35,000 of debt. This amount has been reinstated as loan payable to related party.

The Company has accrued $143,015 in wages due to the Company's officers at September 30, 2001.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
In May 1999, the Company through Apologold C.A. entered into an agreement to acquire a mine in Venezuela for a contract purchase price of $3,500,000. The Company paid a deposit of $100,000 to obtain the property and obligated itself to pay $3,400,000 of non-interest bearing debt. As part of the transaction, the Company issued 50,000 shares of its stock to the seller.

The acquisition agreement, which provided for monthly payments of $5,000 and a royalty interest to the seller, was amended in April 2001 and later terminated in June 2001. See Note 5.

Operating lease
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $2,228. During the three months ended September 30, 2001, lease accrual totaled $6,684.

Equipment Purchase Contract
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for $100,000 cash plus 50,000 shares of its common stock valued at $0.01 per share. The terms of payment in regards to the $100,000 are as follows:

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $57,500 was paid in cash and stock. At September 30, 2001, $27,500 is in arrears and is expected to be paid during the current fiscal year.


Compliance with Environmental Regulations
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. See Note 5.


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $123,520 for the three months ended September 30, 2001 and has an accumulated deficit of $1,757,823 since inception. In addition, the Company is in default on its equipment purchase contract. See Note 9.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company is actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors. See Note 1.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. The purpose of the company was to search out mining opportunities in Central and South America, Asia, and Canada. In 1997, the Company, through a wholly owned subsidiary, entered into an agreement with Empresa Proyectos Goldma, C.A. for the purpose of financing and operating a gold and diamond mining concession, located in Southeastern Venezuela.

The wholly owned subsidiary, Compania Minera Apologold, C.A. entered into an agreement on May 18, 1999 with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession called Codsa 13, that is located in Gran Sabana Autonomous Municipality State of Bolivar, Venezuela for a total consideration of $3,500,000.

While payments of almost $200,000 were made on this project, and extensive testing was carried out, the Company decided to abandon this project in August, 2001 because of poor testing results, and difficult local working conditions in Southern Venezuela.

Notice was served to Empresa Proyectos Goldma CA. in Caracas Venezuela, to the attention of M. Merhi, President that the Company intended to remove its equipment from the property and pursue other opportunities.

In July 2001, the Company entered into a preliminary agreement with the Hunter Exploration Group regarding a Platinum/palladium group metals property in Northern Canada. The Company contemplated acquiring several claims in this area for cash and shares but after a two-month analysis of the project, the company has decided not to proceed. A payment of $50,000 by way of issuance of 1,000,000 restricted common shares of stock was made in August, and notice of termination was served in September 2001.

On November 4, 2001, the Company completed negotiations with Starland Investment Corp of Calgary Alberta whereby the two parties agreed to invest $100,000 each into a private company for the purpose of completing feasibility studies on an Anthracite coal project in the province of Sonora, Mexico, and the completion of a feasibility study re the separation of titanium dioxide and zirconium dioxide minerals on a property located in Western Canada.

The Titanium project is sponsored through a company holding an exclusive license to patented recovery technology for the separation of titanium and zirconium dioxide mineral.

Preliminary feasibility studies have already been carried out on both projects and the new joint venture company intends to complete these studies by February 2002.

Apolo Gold Inc intends to raise sufficient funds through private placement financing in order to fulfill its 50% interest in these projects.

During the three months ended September 30, 2001, the Company cancelled 3,000,000 common shares to AML Diamond & Gold Exploration, and issued 1,700,000 to two parties, one for exploration, 1,000,000 restricted common shares, and the other, exercise of an option, for 700,000 common shares.


Results of Operations
---------------------

The Company terminated its operations in Venezuela and spent considerable time exploring opportunities, first at Ferguson Lake, in Northern Canada, and eventually the joint venture agreement for development of the Anthracite Coal project and the Titanium and Zirconium dioxide project in Western Canada.

This will clearly be the focus of the Company as it assists in completion of feasibility studies required on both projects.

During the three-month period ending September 30, 2001, expenses requiring cash outlay were minimal as the exploration costs re Ferguson Lake were paid for by restricted common shares, ($50,000) and management fees have been accrued.

The Company continues to monitor its expenses closely, as it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company continues to raise funds through shareholder and director loans, and private placement financing. During the quarter ending September 30, 2001, a director advanced approximately $1,000 in loans to the Company.

The Company has no employees in its parent company other than officers and uses consultants where necessary. In the subsidiary company in Venezuela, the Company did employee 10-12 people but all have been terminated and no funds are owing to either ex-employees or trade creditors.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has 17,354,580 shares outstanding at September 30, 2001 and to date have raised $1,333,937 by sale of common stock with the proceeds being applied mainly to the development of its property in Venezuela and prior to that, property in Panama.

Because of poor recovery results, and difficult local working conditions in southern Venezuela, the company decided to abandon these claims and intends to remove its equipment to another location.

During the three months ending September 30, 2001, the Company continued to finance its development by way of loans from some directors and other shareholders of the Company. To date there are no specific terms of repayment for these loans.

The Company has only nominal cash to finance its operations at this stage of the site development. While this is not adequate to finance the operation, the Company intends to raise additional funds through private placement financing and additional shareholder loans. It continues to have only nominal liabilities to third parties and there is no specific terms of repayment for funds owing to its directors and officers.

The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the three months ending September 30, 2001. There are no capital expenditure requirements,

Part II - Other Information

Item 1 - Legal Proceedings: There are no proceedings to report.

Item 2. - Changes in Securities: 700,000 options exercised plus 1,000,000 restricted common shares have been issued. There were 3,000,000 common shares cancelled during the quarter. These had been issued to AML Diamond & Gold Exploration.

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

APOLO GOLD, INC.

Dated: November 14, 2001

/s/MARTIAL H. LEVASSEUR
-----------------------
Martial H. Levasseur, President