Form 10QSB
period 2001-12-31
APOLO GOLD INC
filed 2002-02-19
CIK 1040721

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of February 13, 2002, the Registrant had 17,354,580 Shares of Common Stock outstanding.

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

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2001 and 2000. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

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

The financial statements for the year ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated September 3, 2001, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company has limited cash and financial resources and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 12, 2002

                                APOLO GOLD, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,        June 30,
                                                                          2001               2001
                                                                       (Unaudited)
                                                                      --------------     -------------
ASSETS
     CURRENT ASSETS
         Cash                                                       $         3,504   $         2,881
                                                                      --------------     -------------
            Total Current Assets                                              3,504             2,881
                                                                      --------------     -------------

     PROPERTY AND EQUIPMENT
         Equipment                                                          362,100           362,100
         Less accumulated depreciation                                     (167,050)         (130,542)
                                                                      --------------     -------------
            Total Property and Equipment                                    195,050           231,558
                                                                      --------------     -------------

TOTAL ASSETS                                                        $       198,554   $       234,439
                                                                      ==============     =============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                           $        12,234   $        41,121
         Loans payable, related parties                                     461,177           406,920
         Accrued officer wages                                              162,015           133,015
                                                                      --------------     -------------
            Total Current Liabilities                                       635,426           581,056
                                                                      --------------     -------------


         TOTAL LIABILITIES                                                  635,426           581,056
                                                                      --------------     -------------

     COMMITMENTS AND CONTINGENCIES                                                -             3,750
                                                                      --------------     -------------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 17,354,580 and 18,654,580 shares
            issued and outstanding, respectively                             17,354            18,654
         Additional paid-in capital                                       1,316,582         1,265,282
         Accumulated deficit                                             (1,770,808)       (1,634,303)
                                                                      --------------     -------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (436,872)         (350,367)
                                                                      --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $       198,554   $       234,439
                                                                      ==============     =============


              See accompanying notes and account's review report.

                                       APOLO GOLD, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS





                                                     Three Months Ended                 Six Months Ended
                                               -------------------------------    ----------------------------
                                               December 31,     December 31,       December 31,    December 31,
                                                   2001             2000              2001            2000
                                                (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
                                               --------------   --------------    -------------   ------------

REVENUES                                                   -           14,728   $           -    $     14,728

COST OF REVENUES                                           -           30,321                -         30,321
                                               --------------   --------------    -------------   ------------

GROSS PROFIT (LOSS)                                        -          (15,593)               -        (15,593)
                                               --------------   --------------    -------------   ------------

EXPENSES
     Consulting and professional fees                 12,304           86,000           45,304         94,862
     Exploration costs                                     -           11,808           50,000         42,698
     General and administrative expenses              33,040           57,208           73,560        130,738
                                               --------------   --------------    -------------   ------------
        TOTAL EXPENSES                                45,344          155,016          168,864        268,298
                                               --------------   --------------    -------------   ------------

LOSS FROM OPERATIONS                                 (45,344)        (170,609)        (168,864)      (283,891)

OTHER INCOME AND EXPENSES
     Interest expense                                      -          (40,833)               -        (81,666)
                                               --------------   --------------    -------------   ------------
LOSS BEFORE EXTRAORDINARY ITEM                       (45,344)        (211,442)        (168,864)      (365,557)

EXTRAORDINARY ITEMS
     Gain on forgiveness of debt, net of tax          32,359                -           32,359              -
                                               --------------   --------------    -------------   ------------

LOSS BEFORE INCOME TAXES                             (12,985)        (211,442)        (136,505)      (365,557)

INCOME TAXES                                               -                -                -              -
                                               --------------   --------------    -------------   ------------

NET LOSS                                             (12,985)        (211,442)  $     (136,505)  $   (365,557)          $
                                               ==============   ==============    =============   ============

EARNINGS PER SHARE,
     BASIC AND DILUTED:

NET LOSS PER COMMON SHARE
     BEFORE EXTRAORDINARY ITEM                $          nil   $        (0.01)  $        (0.01)  $      (0.02)

     EXTRAORDINARY ITEM
        Gain on forgiveness of debt                      nil                -              nil              -
                                               --------------   --------------    -------------   ------------

NET LOSS PER COMMON SHARE                                nil           $ (0.01)        $ (0.01)        $(0.02)          $
                                               ==============   ==============    =============   ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                            17,354,580       18,004,580       17,997,515     17,794,903
                                               ==============   ==============    =============   ============




              See accompanying notes and account's review report.

                                APOLO GOLD, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)


                                                                                                                             Total
                                                             Common Stock            Additional                        Stockholders'
                                                        Number                        Paid-In        Accumulated          Equity
                                                      of Shares       Amount          Capital         (Deficit)          (Deficit)
                                                      ----------    -----------  ---------------   --------------      -------------
Balance, June 30, 2000                                17,573,580     $   17,573   $    1,160,023   $   (1,193,859)     $     16,263

Issuance of shares at an average of $0.14 per share
   for cash                                              431,000            431           60,909                -            61,340

Issuance of shares at an average of $0.07
   per share for cash                                    650,000            650           44,350                -            45,000

Net loss for the year ended June 30, 2001                      -              -                -         (440,444)         (440,444)
                                                      ----------       --------        ---------       ----------          ---------
Balance, June 30, 2001                                18,654,580         18,654        1,265,282       (1,634,303)         (350,367)

Issuance of common stock for services                  1,000,000          1,000           49,000                -            50,000

Options exercised as payment for services                700,000            700           34,300                -            35,000

Cancellation of stock used as payment for debt        (3,000,000)        (3,000)         (32,000)               -           (35,000)

Net loss for the six months ended December 31, 2001            -              -                -         (136,505)         (136,505)
                                                      ----------  -------------    -------------   --------------       ------------
Balance, December 31, 2001 (unaudited)                17,354,580  $      17,354    $   1,316,582   $   (1,770,808)       $ (436,872)
                                                      ==========  =============    =============   ==============       ============

              See accompanying notes and account's review report.

                                APOLO GOLD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                      --------------------------------------------
                                                                         December 31,             December 31,
                                                                             2001                     2000
                                                                         (Unaudited)              (Unaudited)
                                                                      -------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $           (136,505)   $    (365,557)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation                                                        36,508           35,354
              Depletion                                                                -            3,424
              Stock issued for services                                           50,000           61,340
              Stock issued for accrued officer's wages                            35,000                -
              Forgiveness of debt                                                 32,359
      Decrease (increase) in:
          Accounts receivable                                                          -            4,880
      (Decrease) increase in:
          Accounts payable                                                       (61,246)         (29,954)
          Accrued property expense                                                (3,750)           5,000
          Accrued interest                                                             -           81,666
          Accrued wages                                                           29,000                -
          Shareholder advances                                                         -          242,414
                                                                      -------------------  ---------------
Net cash provided (used) by operating activities                                 (18,634)          38,567
                                                                      -------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of mineral property                                                     -          (25,000)
      Purchase of equipment                                                            -           (9,692)
                                                                      -------------------  ---------------
Net cash (used) by investing activities                                                -          (34,692)
                                                                      -------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from related party loans                                       19,257           (5,000)
                                                                      -------------------  ---------------
Net cash provided (used) by financing activities                                  19,257           (5,000)
                                                                      -------------------  ---------------

Increase (decrease) in cash                                                          623           (1,125)

Cash, beginning of year                                                            2,881            6,485
                                                                      -------------------  ---------------

Cash, end of period                                                 $              3,504    $       5,360
                                                                      ===================  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                       $                  -     $          -
                                                                      ===================  ===============
Income taxes paid                                                   $                  -     $          -
                                                                      ===================  ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Common stock issued for services                              $             50,000     $     61,340
      Common stock issued for accrued officer's wages               $             35,000     $          -
      Gain on forgiveness of debt                                   $             32,359     $          -



                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001




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

Impaired Asset Policy
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At December 31, 2001, the Company has determined that there was no impairment of long-lived assets.

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

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized as the amount would be deemed immaterial.

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

At December 31, 2001, the Company had net deferred tax assets of approximately $425,000, principally arising from net operating loss carryforwards of $1,700,000 for income tax purposes, which expire in the years 2013 through 2021. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

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

Foreign Operations
The accompanying balance sheet at December 31, 2001 includes $195,050 relating to the Company's assets in Venezuela and $3,504 of assets in Canada. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the six months ended December 31, 2001 was $36,508.


NOTE 5 - COMMON STOCK

During the six months ended December 31, 2001, the Company issued 1,000,000 shares of common stock at $0.05 per share in payment of exploration costs. In this same period, 700,000 options were exercised as payment of accrued wages. See Note 6.

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

The following is a summary of stock option activity:

  Outstanding at 6-30-00                                               -0-    $           -
  Granted                                                        3,241,000             0.14
  Exercised                                                            -0-                -
  Forfeited                                                            -0-                -
                                                              -------------      -----------
  Outstanding at 6-30-01                                         3,241,000    $        0.14
                                                              =============      ===========
  Options exercisable at 6-30-01                                 3,241,000    $        0.14
                                                              =============
  Weighted Average fair value of options granted during 2001          0.25
                                                              =============

  Outstanding at 6-30-01                                         3,241,000    $        0.14
  Granted                                                              -0-                -
  Exercised                                                        700,000              .05
  Forfeited                                                            -0-                -
                                                              -------------      -----------
                                                                                 -----------
  Outstanding at 12-31-01                                        2,541,000    $        0.14
                                                              =============      ===========
  Options exercisable at 12-31-01                                2,541,000    $        0.14
                                                              =============      ===========

The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2002. The Company has not granted options during the six months ended December 31, 2001, however, 700,000 were exercised for payment of accrued officer's wages of $35,000.

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

The Company has accrued $162,015 in wages due to the Company's officers at December 31, 2001.


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

Operating lease
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of $1,525. During the six months ended December 31, 2001, lease accrual totaled $9,150.

Equipment Purchase Contract
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for $100,000 cash plus 50,000 shares of its common stock valued at $0.01 per share. The terms of payment in regards to the $100,000 are as follows:

Payments of $25,000 were due in November and December 1999 and in March and June 2000. During the year ended June 30, 2000, $72,500 was paid in cash and stock. At December 31, 2001, the $27,500 still owing was forgiven and is included in forgiveness of debt.


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


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $136,505 for the six months ended December 31, 2001 and has an accumulated deficit of $1,770,808 since inception. The Company currently has no operating mining properties.

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

While payments of almost $200,000 were made on this project, and extensive testing was carried out, the Company decided to abandon this project because of poor testing results, and difficult local conditions in Southern Venezuela.

Notice was served to Empresa Proyectos Goldma CA. in Caracas Venezuela, to the attention of M. Merhi, President that the Company intended to remove its equipment from the property and pursue other opportunities.

In July, 2001, the Company entered into a preliminary agreement with the Hunter Exploration Group regarding a Platinum/palladium group metals property in Northern Canada. The Company contemplated acquiring several claims in this area for cash and shares but after a two-month analysis of the project, the company has decided not to proceed. A payment of $50,000 by way of issuance of 1,000,000 restricted common shares of stock was made in August, and notice of termination was served in September 2001.

On November 4, 2001, the Company completed negotiations with Starland Investment Corp of Calgary Alberta whereby the two parties agreed to invest $100,000 each into a private company for the purpose of completing feasibility studies on an Anthracite coal project in the province of Sonora, Mexico, and the completion of a feasibility study re the separation of titanium dioxide and zirconium dioxide minerals on a property located in Western Canada. These parties are still discussing how to proceed on these projects and to date no funds have been committed to either proposed project. The joint venture is awaiting clarification of title in Mexico before going further with this project.

The Titanium project is sponsored through a company holding an exclusive license to patented recovery technology for the separation of titanium and zirconium dioxide mineral.


Apolo Gold Inc intends to raise sufficient funds through private placement financing in order to fulfill its 50% interest in these projects. As well, the Company continues to examine other opportunities, especially in the gold sector, as gold prices have firmed up significantly in recent months.

During the six months ended December 31, 2001, the Company cancelled 3,000,000 common shares to AML Diamond & Gold Exploration, and issued 1,700,000 to two parties, one for exploration, 1,000,000 restricted common shares, and the other, exercise of an option, for 700,000 common shares.

Results of Operations
---------------------

The Company terminated its operations in Venezuela and spent considerable time exploring opportunities, first at Ferguson Lake, in Northern Canada, and eventually the joint venture agreement for development of the Anthracite Coal project and the Titanium and Zirconium dioxide project in Western Canada. The Company is also involved in discussions on a gold property in Asia but has not concluded any agreements to date.

During the six-month period ending December 31, 2001, expenses requiring cash outlay were minimal as the exploration costs re Ferguson Lake were paid for by restricted common shares, ($50,000) and management fees have been accrued but not paid.

The Company continues to monitor its expenses closely, as it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company continues to raise funds through shareholder and director loans, and private placement financing. During the six months ending December 31, 2001, a director advanced approximately $54,000 in loans to the Company.

For the six months ending December 31, 2001, the company had a loss of $136,505 vs a loss of $365,557 for the six months ending December 31, 2000. There is no revenue in the current period whereas there was modest revenue of $14,728 in the six months ending December 31, 2000.

The Company has no employees in its parent company other than officers and uses consultants where necessary. In the subsidiary company in Venezuela, the Company did employee 10-12 people but all have been terminated and no funds are owing to either ex-employees or trade creditors.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has 17,354,580 shares outstanding at September 30, 2001 and to date have raised $1,333,936 by sale of common stock with the proceeds being applied mainly to the development of its property in Venezuela and prior to that, property in Panama.

Because of poor recovery results, and difficult local working conditions in southern Venezuela, the company decided to abandon these claims and intends to remove its equipment to another location. No decisions have been made as yet in regard to the equipment.

During the six months ending December 31, 2001, the Company continued to finance its development by way of loans from a director and other shareholders of the Company. To date there are no specific terms of repayment for these loans. An additional $19,250 was loaned in the quarter ending December 31, 2001, bringing loans this year to date of $54,257.

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

Inflation has not been a factor during the six months ending December 31, 2001. There are no capital expenditure requirements required at the present time, and the Company has not determined as yet what it intends to do with equipment still in Venezuela.

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

APOLO GOLD, INC.

Dated: February 13, 2001


/s/ MARTIAL H. LEVASSEUR
--------------------------
Martial H. Levasseur, President