Form 10QSB
period 2002-03-31
APOLO GOLD INC
filed 2002-05-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    nine month period ended: March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 8, 2002, the Registrant had 23,075,862 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

Item 1   Financial Statements

ACCOUNTANT'S REVIEW REPORT                                            F-1


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                  F-2

         Consolidated Statements of Operations                        F-3

         Consolidated Statement of Stockholders' Equity (Deficit)     F-4

         Consolidated Statements of Cash Flows                        F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-6

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





Board of Directors
Apolo Gold, Inc.
Vancouver, B.C.
CANADA

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended March 31, 2002 and 2001. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company has limited cash and financial resources, and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 6, 2002

                                APOLO GOLD, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31,       June 30,
                                                                  2002             2001
                                                               (Unaudited)
                                                              -------------   -----------
ASSETS
     CURRENT ASSETS
         Cash                                                  $     2,304    $     2,881
         Related party advances                                     42,610             --
                                                               -----------    -----------
             Total Current Assets                                   44,914          2,881
                                                               -----------    -----------

     PROPERTY AND EQUIPMENT
         Equipment                                                 362,100        362,100
         Less accumulated depreciation                            (184,907)      (130,542)
                                                               -----------    -----------
             Total Property and Equipment                          177,193        231,558
                                                               -----------    -----------

TOTAL ASSETS                                                   $   222,107    $   234,439
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                      $    12,234    $    41,121
         Loans payable, related parties                                 --        406,920
         Accrued officer wages                                          --        133,015
                                                               -----------    -----------
             Total Current Liabilities                              12,234        581,056
                                                               -----------    -----------


         TOTAL LIABILITIES                                          12,234        581,056
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --          3,750
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 23,075,862 and 18,654,580 shares
             issued and outstanding, respectively                   23,076         18,654
         Additional paid-in capital                              2,039,053      1,265,282
         Accumulated deficit                                    (1,852,256)    (1,634,303)
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      209,873       (350,367)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   222,107    $   234,439
                                                               ===========    ===========



             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended             Nine Months Ended
                                                -----------------------------    --------------------------
                                                   March 31,      March 31,      March 31,      March 31,
                                                      2002          2001           2002           2001
                                                  (Unaudited)   (Unaudited)     (Unaudited)    (Unaudited)
                                                  -----------   -----------    -------------  -------------

REVENUES                                          $      --    $         --    $         --    $     14,728

COST OF REVENUES                                         --              --              --          30,321
                                                  ----------   ------------    ------------    ------------
GROSS PROFIT (LOSS)                                      --              --              --         (15,593)
                                                  ----------   ------------    ------------    ------------

EXPENSES
     Mineral expense - other                             --              --              --          42,698
     Consulting and professional  fees               42,209          47,653          87,513         142,515
     Exploration costs                                   --              --          50,000              --
     General and administrative expenses             39,239          45,748         112,799         176,486
                                                  ----------   ------------    ------------    ------------
        TOTAL EXPENSES                               81,448          93,401         250,312         361,699
                                                  ----------   ------------    ------------    ------------

LOSS FROM OPERATIONS                                (81,448)        (93,401)       (250,312)       (377,292)

OTHER INCOME AND EXPENSES
     Interest expense                                    --         (40,833)             --        (122,499)
                                                  ----------   ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                      (81,448)       (134,234)       (250,312)       (499,791)

EXTRAORDINARY ITEMS
     Gain on forgiveness of debt, net of tax             --              --          32,359              --
                                                  ----------   ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                            (81,448)       (134,234)       (217,953)       (499,791)

INCOME TAXES                                             --              --              --              --
                                                  ----------   ------------    ------------    ------------

NET LOSS                                       $    (81,448)   $   (134,234)   $   (217,953)   $   (499,791)
                                               =============   ============    ============    ============
EARNINGS PER SHARE,
     BASIC AND DILUTED:

NET LOSS PER COMMON SHARE
     BEFORE EXTRAORDINARY ITEM                 $      0.00)    $     (0.01)    $      (0.01)   $     (0.03)

     EXTRAORDINARY ITEM
        Gain on forgiveness of debt                      --              --             nil             --
                                                  ----------   ------------    ------------    ------------

NET LOSS PER COMMON SHARE                     $         nil    $      (.01)    $      (0.01)      $  (0.03)
                                               =============   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                           20,128,341      18,004,550      18,761,290      17,820,635
                                               =============   ============    ============    ============


            See accompanying notes and accountant's review report.
                                      F-3

                                APOLO GOLD, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' REQUITY (DEFICIT)



                                                        Common Stock                 Additional                  Stockholders'
                                                           Number                      Paid-In      Accumulated      Equity
                                                         of Shares      Amount        Capital       (Deficit)     (Deficit)
                                                        ------------  -----------   -----------   -------------  -------------
Balance, June 30, 2000                                   17,573,580    $   17,573    $1,160,023    $(1,193,859)   $    16,263

Issuance of shares at an average of $0.14 per share
   for cash                                                 431,000           431        60,909              -         61,340

Issuance of shares at an average of $0.07
   per share for cash                                       650,000           650        44,350              -         45,000

Net loss for the year ended June 30, 2001                         -             -             -       (440,444)      (440,444)
                                                         ----------     ---------    ----------    -----------      ---------
Balance, June 30, 2001                                   18,654,580        18,654     1,265,282     (1,634,303)      (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                             2,300,000         2,300       112,700              -        115,000

Cancellation of stock used as payment for debt           (3,000,000)       (3,000)      (32,000)             -        (35,000)

Options exercised as payment for services
   at $0.05 per share                                       700,000           700        34,300              -         35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                     4,421,282         4,422       658,771              -        663,193

Net loss for the nine months ended March 31, 2002                 -             -             -       (217,953)      (217,953)
                                                         ----------     ---------    ----------    -----------      ---------
Balance, March 31, 2002 (unaudited)                    $ 23,075,862     $  23,076  $  2,039,053    $(1,852,256)     $ 209,873
                                                      =============    ==========  ============    ===========      ==========

             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Nine Months Ended
                                                                   ---------------------------------
                                                                      March 31,          March 31,
                                                                        2002               2001
                                                                     (Unaudited)        (Unaudited)
                                                                   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $  (217,953)      $   (499,791)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation                                                54,365             53,031
              Depletion                                                        -              3,424
              Stock issued for officer's wages and services              150,000             61,340
              Forgiveness of debt                                        (32,359)                 -
              Stock issued for debt retirement                           663,193                  -
      Decrease (increase) in:
          Accounts receivable                                                  -              4,880
          Related party advances                                         (42,610)                 -
      (Decrease) increase in:
          Accounts payable                                                  (278)           (28,844)
          Accrued interest                                                     -            122,498
          Accrued wages                                                 (133,015)                 -
          Shareholder advances                                                 -            297,120
          Related party payable                                         (488,583)            55,000
                                                                      -----------    ---------------
Net cash provided (used) by operating activities                         (47,240)            68,658
                                                                      -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Mineral property payment                                                 -            (65,000)
      Purchase of equipment                                                    -             (9,692)
                                                                      -----------    ---------------
Net cash (used) by investing activities                                        -            (74,692)
                                                                      -----------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from related party loans                               46,663                  -
                                                                      -----------    ---------------
Net cash provided (used) by financing activities                          46,663                  -
                                                                      -----------    ---------------

Increase (decrease) in cash                                                 (577)            (6,034)

Cash, beginning of year                                                    2,881              6,485
                                                                      -----------    ---------------

Cash, end of period                                                 $      2,304   $            451
                                                                      ===========    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid                                                       $          -   $              -
                                                                      ===========    ===============
Income taxes paid                                                   $          -   $              -
                                                                      ===========    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Common stock issued for services                              $    150,000   $         61,340
      Gain on forgiveness of debt                                   $     32,359   $              -
      Common stock issued for debt retirement                       $    663,193   $              -


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



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

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange rate differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account maintained in United States dollars.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts payable, shareholder advances, notes payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At March 31, 2002, the Company has determined that there was no impairment of long-lived assets.

Stock Based Compensation
------------------------
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

At March 31, 2002, the Company had net deferred tax assets of approximately $629,000, principally arising from approximate net operating loss carryforwards of $1,800,000 for income tax purposes, which expire in the years 2013 through 2021. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

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

Interim Financial Statements
----------------------------
The interim financial statements for the period ended March 31, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
-------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Currently, the Company does not have assets with indeterminate lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)
-------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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

Foreign Operations
------------------
The accompanying balance sheet at March 31, 2002 includes $177,193 relating to the Company's assets in Venezuela and $44,914 of assets in Canada. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Segment Information
-------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has abandoned its only mining property and has no reportable segments.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the nine months ended March 31, 2002 was $54,365.


NOTE 5 - COMMON STOCK

During the nine months ended March 31, 2002, the Company issued 2,300,000 shares of common stock at $0.05 per share in payment of professional fees and services. In this same period, 700,000 options were exercised as payment of accrued wages, and 3,000,000 common stock shares were rescinded. The rescinded shares were in relation to a transaction that did not complete. The Company also issued 4,421,282 shares for retirement of related party payables at $0.05 for a total payable retirement of $663,193.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 6 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

                                                                           Weighted Average
                                                Number of Shares            Exercise Price
                                              ----------------------     ----------------------
  Outstanding at 6-30-00                                          -                          -
  Granted                                                 3,241,000                       0.14
  Exercised                                                       -                          -
  Forfeited                                                       -                          -
                                              ----------------------     ----------------------
  Outstanding at 6-30-01                                  3,241,000                       0.14
                                              ======================     ======================
  Options exercisable at 6-30-01                          3,241,000                       0.14
                                              ======================     ======================
 Weighted Average fair value of options
    granted during 2001                       $                0.25
                                              ======================

                                                Number of Shares           Weighted Average
                                                                            Exercise Price
                                              ----------------------     ----------------------

  Outstanding at 6-30-01                                  3,241,000                       0.14
  Granted                                                         -                          -
  Exercised                                                 700,000                       0.05
  Forfeited                                                       -                          -
                                              ----------------------     ----------------------
  Outstanding at 3/31/02                                  2,541,000                       0.14
                                              ======================     ======================
  Options exercisable at 3/31/02                          2,541,000                       0.14
                                              ======================     ======================

The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2002. The Company has not granted options during the nine months ended March 31, 2002, however, 700,000 were exercised for payment of accrued officer's wages of $35,000.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 115% and expected life is 5 years.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

At March 31, 2002 the Company issued 4,421,282 shares for retirement of related party payables and accrued wages payable at $0.05 for a total payables retirement of $663,193.


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

Operating lease
---------------
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of approximately $1,525 in U.S. dollars. During the nine months ended March 31, 2002, lease expense totaled $14,864.

Equipment Purchase Contract
---------------------------
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for a series of cash payments totaling $100,000 plus 50,000 shares of its common stock valued at $0.01 per share.

At December 31, 2001, the $27,500 of unpaid cash was forgiven and was recorded as forgiveness of debt.

Compliance with Environmental Regulations
-----------------------------------------
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company's activities. .

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $217,953 for the nine months ended March 31, 2002 and has an accumulated deficit of $1,852,256 since inception. The Company currently has no operating mining properties and has limited cash resources.

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


NOTE 10 - SUBSEQUENT EVENTS

On April 16, 2002, the Company announced the acquisition of a property known as Napal Gold Property, located in Sumatra, Indonesia. In exchange for $375,000 cash, payable over six years and 3 million shares of the Company's restricted common stock, the company will receive 734 hectares with a Production Permit
(KP) in place. Sampling of the property, recently completed by Apolo Gold Inc., indicated an average 19.78 grams per ton of gold and 1,096 grams per ton of silver was present. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. The purpose of the company was to search out mining projects in Central and South America, Asia, and Canada. In 1997, the Company, through a wholly owned subsidiary, entered into an agreement with Empresa Proyectos Goldma, C.A. for the purpose of financing and operating a gold and diamond mining concession, located in Southeastern Venezuela.

The wholly owned subsidiary, Compania Minera Apologold, C.A. entered into an agreement on May 18, 1999 with Empresa Proyectos Goldma, C.A. to acquire the alluvial diamond and gold mining concession called Codsa 13, that is located in Gran Sabana Autonomous Municipality State of Bolivar, Venezuela for a total consideration of $3,500,000.

Payments of about $200,000 were made on this project, and extensive testing was carried out, but the Company decided to abandon this project because of poor testing results and difficult local conditions in Southern Venezuela.

Notice was served to Empresa Proyectos Goldma CA. in Caracas Venezuela, to the attention of M. Merhi, President that the Company intended to remove its equipment from the property.

In July 2001, the Company entered into a preliminary agreement with the Hunter Exploration Group regarding a Platinum/palladium group metals property in Northern Canada. The Company reviewed material on various claims in this area and made a payment of $50,000 in restricted common stock to proceed. Additional investigations were carried out and the company then decided not to proceed. Notice of termination was served in September 2001.

On November 4, 2001, the Company completed negotiations with Starland Investment Corp of Calgary Alberta whereby the two parties agreed to invest $100,000 each into a private company for the purpose of completing feasibility studies on an Anthracite coal project in the province of Sonora, Mexico, and the completion of a feasibility study re the separation of titanium dioxide and zirconium dioxide minerals on a property located in Western Canada. This project is still being discussed with the proposed partner in Mexico but to date no agreement has been executed to proceed to final feasibility. To date no funds have been committed to either proposed project and only nominal sums have been paid out re investigation of the properties.

On April 8, 2002, the Company entered into an Agreement with Pt Metro Astatama of Jakarta, Indonesia regarding the development of a mineral property owned by PT Napal Umbar Picung in South Lampung, Province of Lampung, Southern Sumatra.

This property consists of 738 hectares and is primarily a gold and silver property. Previous work included 50 trenches and 38 shafts. Eight (8) veins have been identified to date.

The Company intends to carry out a sampling program and if successful, mine the ore and ship to a custom mill about one mile away.

The Agreement calls for payments to PT. Napal Umbar Picung in June and September totaling $45,000US. Once ore is being mined, the Company will retain 80% of the net profits of the project.

The Company intends to proceed to the sampling program by July 2002.

Apolo Gold Inc intends to raise sufficient funds through private placement financing in order to proceed with the sampling program and property payments.

In August 2001, the Company cancelled 3,000,000 common shares to AML Diamond & Gold Exploration, as the project in Venezuela was abandoned. The Company has also issued 4,421,282 common shares at $0.15 per share in settlement of outstanding debt. As a result of this, the Company is debt free and now in a position to proceed to development of its property in Sumatra.

While the Company does not currently have sufficient funds to carry out its sampling program, it intends to raise funds by way of private placement, in order to implement its program. There is no assurance this funding program will be successful.


Results of Operations
---------------------

During the 9 months ending March 31, 2002, the Company has terminated its operations in Venezuela, studied opportunities in Ferguson Lake (Northern Canada), an anthracite project in Mexico, a titanium project in Western Canada, and gold and silver opportunities in Sumatra, Indonesia.


The end result has been the execution of an Agreement with PT. Metro Astatama of Jakarta, Indonesia, regarding a property in District of Kedondong, South Lampung, Sumatra Indonesia. An initial payment was made on execution of the Agreement, and payments totaling $45,000US are due by Sept 15, 2002. It is the intention of the Company to proceed to a sampling program as soon as possible to clarify values. Numerous trenches, and shafts already exist and eight (8) veins have already been identified.

During the nine-month period ending March 31, 2002, expenses requiring cash outlay continue to be nominal as the exploration costs re Ferguson Lake were paid for by restricted common shares, ($50,000) and management fees owing have been settled for common shares.

The Company continues to monitor its expenses closely, as it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company continues to raise funds through shareholder and director loans, and private placement financing.

During the nine months ending March 31, 2002, a director and an employee advanced approximately $80,000 in loans to the Company. These loans have since been converted to common shares of the Company.

For the nine months ending March 31, 2002, the company had a loss of $217,953 vs a loss of $499,791 for the nine months ending March 31, 2001. There is no revenue in the current period whereas there was modest revenue of $14,728 in the nine months ending March 31, 2001.

The Company has two employees other than officers and also uses consultants where necessary. In the subsidiary company in Venezuela, the Company did employee 10-12 people but all have been terminated and no funds are owing to either ex-employees or trade creditors.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has 23,075,862 shares outstanding with common shares and additional paid in capital of $2,062,129. Proceeds from sale of common shares have been used for development of its property in Venezuela, property in Panama, and Ferguson Lake. The focus of the Company is now Indonesia.

Because of poor recovery results, and difficult local working conditions in southern Venezuela, the company decided to abandon these claims and intends to remove its equipment to another location. No decisions have been made as yet in regard to the equipment.

During the nine months ending March 31, 2002, the Company continued to finance its development by way of loans from a director and other shareholders of the Company. These loans have now been converted to common stock and the Company now has only nominal debt.

The Company has limited cash to finance its operations at this stage of the site development. While this is not adequate to finance the operation, the Company intends to raise additional funds through private placement financing and additional shareholder loans.

The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the nine months ending March 31, 2002. There are no capital expenditure requirements required at the present time, and the Company intends to proceed as soon as possible to the property in Sumatra with the knowledge that the funds required to put into production are manageable. A custom mill exists about one mile away and the Company intends to utilize this resource.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: 1,000,000 restricted common shares have been issued to two investors in connection with the Company's operations in Indonesia. With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

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

APOLO GOLD, INC.

Dated: May 14, 2002

/s/ MARTIAL H. LEVASSEUR
-------------------------
Martial H. Levasseur, President