Form 10KSB
period 2002-06-30
APOLO GOLD INC
filed 2002-09-30
CIK 1040721

FORM 10-KSB
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington D. C. 20549
--------------------------------------------------------------------------------

(Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002 OR [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791

                                Apolo Gold, Inc.
                               -----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year:  Nil
                                                      --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (19,327,450 shares) based on the average bid and asked price as of September 12, 2002 being $0.09 per share: $1,739,470.
                                                -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,595,862 shares of Common Stock as of September 12, 2002.

Documents Incorporated by Reference: None

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".


PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

History

Apolo Gold, Inc, (the Company) was incorporated in March 1997 under the laws of the State of Nevada for the purpose of financing and operating gold and diamond concessions in Central and South America, North America as well as other precious metals opportunities elsewhere.

The Company formed a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the diamond and gold mining concession known as Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. The purchase price for the concession was $3,500,000. A down payment of $50,000 was made on or about May 30, 1999. A second payment of $50,000 was made November 15, 1999.

Compania Minera Apologold, C.A. negotiated an extension of this agreement to November 2000 with Empresa Proyectos Mineros Goldma, C.A. revising some of the Original terms and conditions.

On April 19, 2001, the Company executed an amendment to the 1999 agreement re CODSA 13 and tested the property from May 1, 2001 to early July 2001. Results were not acceptable and the Company closed the camp on August 6, 2001. A letter was delivered to Empresa Proyectos Goldma C.A. advising them that Compania Minera Apologold, C.A. was abandoning the Codsa 13 site because of poor testing results. Arrangements have been completed to locally sell the equipment located in Venezuela.

Subsequent to the abandonment of the property in Venezuela, the Company spent several months examining other potential projects in North America and Asia. For several years, management was familiar with various properties located in Indonesia, and more particularly, on the island of Sumatra. In February 2001, the Company had signed a letter of Intent re property in South Lampung, Sumatra, but certain legal issues prevented further pursuit of this site and the agreement was subsequently cancelled.

On April 16, 2002, the Company executed an agreement with Pt. Metro Astatama, of Jakarta, Indonesia, for the mining rights to property west of Bandar Lampung, on the island of Sumatra, Indonesia. The property is known as Nepal Umbar Picung ("NUP") and it has a KP, Number KW. 098PP325. A KP is a mineral tenement license for both Exploration and Exploitation and must be held by an Indonesian entity. The "NUP" is 733.9 hectares in size and the agreement gives Apolo an 80% interest while its partner, Metro Astatama has 20%. These are not crown granted claims, but are private claims owned by citizens of Indonesia.

This property has had some exploration completed in the past and there are currently seven veins identified to date. Apolo commenced a testing program in June 2002, including trenching, mapping and sampling. An independent engineer visited the property in August 2002, carried out certain tests, and issued a Property Examination Report on September 6,2002. This report has recommended a drilling program costing US$341,000, consisting of 1,000 meters (3,200 feet) HQ size diamond drilling, prospecting, geological mapping, and sampling to test the economic potential of this property.

At this time Seven (7) drill holes have been identified. Apolo Gold personnel will be on site in October 2002 to finalize a drill contract and to review and confirm the drill sites.

Operations

The Company has no further operations in Venezuela and is concentrating all its efforts on the NUP property in Sumatra.

Its equipment in Venezuela has been sold to a local operator and the company has recognized a write down in the equipment on its financial statements. The note receivable of $45,000 is due September 30, 2002. The equipment is still on the abandoned property and a loss of $132,000 was recognized on the sale. Should the note not be paid, and if alternate terms are not negotiated, the equipment will revert back to Apolo.

There are no employees in Venezuela as all have been terminated and fully paid. The Company has no employees at present other than its officers. The Company continues to employ consultants, and engineers as required for its work in Sumatra, Indonesia.


Principal Markets

The products produced by the Company are sold on world markets at prices established by market forces. These prices are not within the control of the Company.

Government Regulation

The Company is aware of environmental requirements in the operation of a concession. The Company is subject to regular inspections by Government authorities and is also subject to a royalty of 3% on production. The Company is comfortable with the requirements and regulations and will abide by them.


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

     4. Foreign Operations Risks are significant as its principal business operations will be located in Sumatra, Indonesia. Although management intends to and has abided by all laws of the country, including procurement of all necessary permits, licenses, and other regulatory approvals, the Company has no control over the regulatory climate and the possible changes in laws and regulations.

     5. Competition is more in the area of ability to sell at world prices, which the Company cannot control, and the Company competes for access to the world markets with its products.

     6. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

     7. There are currently 28,595,862 common shares outstanding at September 12, 2002 out of a total authorized capital of 200,000,000 shares. There are 171,404,138 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company form its' authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     8. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital and development of its NUP property in Sumatra.


Company's Office

     TheCompany's administrative headquarters are located at #1458-409
        Granville St, Vancouver, BC, Canada V6C 1T2 and its telephone number is 604-687-4150


ITEM 2 - Description of Property

Location and Title

On April 16, 2002, the Company acquired a gold/silver property from Pt. Napal Umbar Picung known as "NUP". This gold-silver property is located 48 kilometers south west of Bandar Lampung on the Island of Sumatra, Indonesia. This is a
733.9 hectare gold-silver property referred to as KP Number KW. 098PP325. The property has a mineral tenure license for exploration and exploitation and is held in the name of Napal Umbar Picung, a requirement under Indonesian law. The KP is in good standing and has been in existence for 10 years.

The Company had acquired an alluvial diamond and gold mining concession named Codsa 13, in the State of Bolivar, in the extreme southeast of Venezuela. This Property has now been abandoned and the company has not pursued any other opportunities in Venezuela.

The Company on July 18, 2001 signed a letter of intent regarding the Ferguson Lake Project in the North West Territories re certain mineral claims in the area. The Company subsequently cancelled this letter of intent.

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


        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        Sept 30, 2001        $0.03             $0.03
        Dec  31, 2001        $0.06             $0.05
        March 30,2002        $0.06             $0.06
        June 30, 2002        $0.17             $0.14

As of September 12, 2002, there were 54 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. They incorporated a subsidiary
- Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, and the property was abandoned.

On April 16, 2002, the Company announced the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work carried out, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 8 parallel veins have been exposed by trenching across mineralized zones. Management of Apolo Gold have recently completed additional trenching, and the Company hired an independent geologist/engineer to provide an overview of the property and make recommendations re potential drilling.

The terms of the Napal Gold Property call for a total payment of $375,000US over a six-year period starting with a down payment of $25,000 plus quarterly payments September 15, 2002 and December 15, 2002. Thereafter, payments of $25,000 will be made twice a year until the total obligation is retired. In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000. The balance of the direct expenses were cash expenses incurred re the current testing program in Sumatra.

The Napal Gold Property is in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

The Company intends to implement the recommendations of the Independent geologist/Engineering Report received September 6, 2002, and arrange for financing to carry out a drilling program. The Consultant has recommended a drilling program costing approximately $350,000 and consisting of about 1,000 meters of drilling. Management intends to seek the necessary financing from either existing shareholders or potential new shareholders. The Company currently does not have sufficient funds to carry out its proposed programs and there is no assurance that the necessary funds required can be raised.


Results of Operations - Period From July 01, 2001 to June 30, 2002

REVENUES: The Company had no revenues in the past fiscal year primarily because of poor testing results in its Codsa 13 property. This property agreement has since been terminated and the Company has ceased operations in Venezuela.

The Company has only recently obtained the Napal Gold Property in Sumatra Indonesia and this property will require significant additional testing prior to any decisions re production.

EXPENSES: During the year ending June 30 2002, the Company incurred direct expenses of $443,177 compared to a restated $103,679 the previous year.

These expenses were primarily exploration costs re the Napal Gold Property in Sumatra, Indonesia.

In addition to direct expenses, the Company incurred expenses of $260,909 in connection with the discontinued operations in Venezuela. The Company also incurred a loss of $132,193 as a result of the sale of mining equipment in Venezuela. This brought total expenses for the year to $803,919. Most of this expense was related to issuance of stock and the actual cash loss for the period was $92,944.

The Company continues to carefully control its expenses, and intends to seek financing in the future to provide necessary funds to conduct its production and further develop its Napal Gold Property. There is no assurance that the Company will be successful in its attempts to raise additional capital. The Company is currently negotiating with an interested party regarding additional financing. The outcome of this is uncertain at this time.

The Company has no employees at the present time other than its officers and directors and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at June 30, 2002 was $26,600 and the Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans and private placements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total debts of $45,493, including $12,000 in current trade debt.

At September 12, 2002, the Company had 28,595,862 shares of common stock outstanding and has raised total capital to date of approximately $2,535,000.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.


INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2002. While inflationary forces are moderately higher in the current year, it is not considered a factor in capital expenditures or production activities.

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




Board of Directors
Apolo Gold, Inc.
Vancouver, British Columbia
CANADA

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Apolo Gold, Inc., an expoloration stage company and Nevada corporation, as of June 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from April 8, 2002 (inception of exploration stage) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from April 8, 2002 (inception of exploration stage) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Williams & Webster, P.S.
-----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 26, 2002

                                          APOLO GOLD, INC.
                                   (An Exploration Stage Company)
                                     CONSOLIDATED BALANCE SHEETS



                                                                 June 30,        June 30,
                                                                  2002             2001
ASSETS                                                                          (Restated)
                                                              --------------   -------------
     CURRENT ASSETS
         Cash                                                  $    26,600    $     2,881
         Note receivable, equipment sale                            45,000             --
                                                               -----------    -----------
            Total Current Assets                                    71,600          2,881

     NET ASSETS OF DISCONTINUED OPERATIONS                              --        227,808
                                                               -----------    -----------

TOTAL ASSETS                                                        71,600    $   230,689
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                      $    12,233    $    41,121
         Loans payable, related parties                                 --        406,920
         Accrued officer wages                                      33,260        133,015
                                                               -----------    -----------
            Total Current Liabilities                               45,493        581,056
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 28,095,862 and 18,654,580 shares
            issued and outstanding, respectively                    28,096         18,654
         Additional paid-in capital                              2,506,233      1,265,282
         Subscriptions receivable                                  (70,000)            --
         Accumulated deficit prior to the exploation stage      (1,862,852)    (1,634,303)
         Deficit accumulated during exploration stage             (575,370)            --
                                                               -----------    -----------
         Deficit accumulated during pre-exploration stage
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       26,107       (350,367)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $    71,600    $   230,689
                                                               ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                              Period from
                                                                                             April 8, 2002
                                                           Year Ended       Year Ended       (Inception of
                                                            June 30,         June 30,        Exploration Stage)
                                                              2002             2001             Through
                                                                            (Restated)       June 30, 2002
                                                          --------------   --------------     --------------

REVENUES                                                   $         --    $         --     $      --
                                                           ------------    ------------     ---------

COST OF REVENUES
     Direct costs                                                    --              --            --
     Indirect costs                                                  --              --            --
                                                           ------------    ------------     ---------
TOTAL COST OF REVENUES                                               --              --            --
                                                           ------------    ------------     ---------

GROSS PROFIT (LOSS)                                                  --              --            --
                                                           ------------    ------------     ---------

EXPENSES
     Consulting and professional fees                            20,000              --        20,000
     Exploration costs                                          405,000              --       405,000
     General and administrative expenses                         18,177         103,679        18,177
                                                           ------------    ------------     ---------
        TOTAL EXPENSES                                          443,177         103,679       443,177
                                                           ------------    ------------     ---------

LOSS FROM OPERATIONS                                           (443,177)       (103,679)     (443,177)

OTHER INCOME (EXPENSE)
     Gain on abandonment of mining property                          --          27,479            --
     Loss on sale of mining equipment                          (132,193)             --      (132,193)
     Gain on forgiveness of debt                                 32,360              --            --
                                                           ------------    ------------     ---------

LOSS FROM CONTINUING OPEREATIONS BEFORE INCOME TAXES           (543,010)        (76,200)     (575,370)

INCOME TAXES                                                         --              --            --
                                                           ------------    ------------     ---------

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES          (260,909)       (364,244)           --

INCOME TAXES                                                         --              --            --
                                                           ------------    ------------     ---------

NET LOSS                                                   $   (803,919)   $   (440,444)    $(575,370)
                                                           ============    ============     =========

EARNINGS PER SHARE, BASIC AND DILUTED:

     FROM CONTINUING OPERATIONS                            $      (0.03)   $        Nil
                                                           ============    ============

     FROM DISCONTINUED OPERATIONS                          $       Nil     $      (0.02)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     20,228,128      18,008,140
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                Common Stock     Additional
                                                            Number                Paid-in      Subscriptions
                                                          of Shares     Amount    Capital      Receivable
                                                          ---------- ---------  -----------   ---------------

Balance, June 30, 2000                                    17,573,580 $  17,573  $ 1,160,023    $       -

Options exercised at an average of $0.14 per
   share for cash                                            431,000       431       60,909            -

Issuance of common stock and exercise
   of options at an average of $0.07 per share for cash      650,000       650       44,350            -

Net loss for the year ended June 30, 2001                          -         -            -            -
                                                          ----------    ------   ----------      -------
Balance, June 30, 2001                                    18,654,580    18,654    1,265,282            -

Issuance of common stock for services at an
   average of $0.05 per share                              2,300,000     2,300      112,700            -

Cancellation of stock used as payment for debt            (3,000,000)   (3,000)     (32,000)           -

Options exercised as payment for services
   at $0.05 per share                                        700,000       700       34,300            -

Issuance of common stock for debt retirement
   at $0.15 per share                                      4,421,282     4,422      658,771            -

Issuance of stock for mining rights                        3,000,000     3,000      327,000            -

Options exercised at $0.07 per common share                2,000,000     2,000      138,000      (70,000)

Options exercised as payment for services at
   $0.11 per common share                                     20,000        20        2,180            -

Net loss for the year ended June 30, 2002                          -         -            -            -
                                                         -----------   -------  -----------  -----------
Balance, June 30, 2002                                    28,095,862   $28,096  $ 2,506,233  $   (70,000)
                                                         ===========   =======  ===========  ===========





                               APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)


                                                           Pre-exploration        Deficit             Total
                                                                Stage           Accumulated        Stockholders'
                                                            Accumulated     During Exploration       Equity
                                                              Deficit             Stage             (Deficit)
                                                            -----------     ------------------     -------------

Balance, June 30, 2000                                     $        -       $(1,193,859)           $ (16,263)

Options exercised at an average of $0.14 per
   share for cash                                                   -                 -               61,340

Issuance of common stock and exercise
   of options at an average of $0.07 per share for cash             -                 -               45,000

Net loss for the year ended June 30, 2001                           -          (440,444)            (440,444)
                                                           -----------      ------------          -----------
Balance, June 30, 2001                                              -        (1,634,303)            (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                       -                 -              115,000

Cancellation of stock used as payment for debt                      -                 -              (35,000)

Options exercised as payment for services
   at $0.05 per share                                               -                 -               35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                               -                 -              663,193

Issuance of stock for mining rights                                 -                 -              330,000

Options exercised at $0.07 per common share                                           -               70,000

Options exercised as payment for services at
   $0.11 per common share                                           -                 -                2,200

Net loss for the year ended June 30, 2002                    (575,370)         (228,549)            (803,919)
                                                            ----------      ------------           ---------
Balance, June 30, 2002                                       (575,370)      $(1,862,852)           $  26,107
                                                            ==========      ============           =========



   The accompanying notes are an integral part of these financial statements.


                                                                                                       Period From
                                                                                                      April 8, 2002
                                                                 Year                Year             (Inception of
                                                                Ending              Ending           Exploration Stage)
                                                            June 30, 2002        June 30, 2001           Through
                                                                                   (Restated)         June 30, 2002
                                                            ---------------     ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $        (803,919)  $         (440,444)   $         (575,370)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                            54,365               71,275                     -
            Gain on abandonment of mining property                       -                    -                     -
            Loss on sale of mining equipment                       132,193                    -               132,193
            Stock issued for officer's wages and services          152,200                    -                 2,200
            Stock issued for exploration costs                     330,000                    -               330,000
            Forgiveness of debt                                    (32,359)                   -                     -
            Expenses paid on behalf of Company                           -                    -                42,610
     Decrease (increase) in:
         Accounts receivable                                             -                    -                     -
     (Decrease) increase in:
         Accounts payable                                            3,471              (15,223)                3,471
         Accrued officer wages                                      20,000              109,785                20,000
         Accrued expenses                                           (3,750)                   -                     -
         Short-term notes payable                                        -              (10,000)                    -
Net cash (used) provided by discontinued operations                 54,855              (23,709)                    -
                                                            ---------------     ----------------     -----------------
Net cash (used) by operating activities                            (92,944)            (308,316)              (44,896)
                                                            ---------------     ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mineral property                                        -                    -                     -
     Purchase of equipment                                               -              (11,442)                    -
     Cash used by investing activities in discontinued operations        -              (60,000)                    -
                                                            ---------------     ----------------     -----------------
Net cash (used) by investing activities                                  -              (71,442)                    -
                                                            ---------------     ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                          46,663              269,814                     -
     Proceeds from sale of common stock                             70,000              106,340                70,000
                                                            ---------------     ----------------     -----------------
Net cash provided  by financing activities                         116,663              376,154                70,000
                                                            ---------------     ----------------     -----------------

Increase (decrease) in cash                                         23,719               (3,604)               25,104

Cash, beginning of year                                              2,881                6,485                 1,496
                                                            ---------------     ----------------     -----------------

Cash, end of year                                        $          26,600   $            2,881    $           26,600
                                                            ===============     ================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                       $               -   $                -    $
                                                            ===============     ================     =================
     Income taxes paid                                   $               -   $                -    $
                                                            ===============     ================     =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                    $         152,200   $                -    $            2,200
     Common stock issued for debt                        $         663,193   $                -    $                -
     Common stock issued for mining rights               $         330,000   $                -    $          330,000
     Note receivable from sale of mining equipment       $          45,000   $                -    $           45,000



   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (the Company) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela which had not financial transactions during the year ended June 30, 2002 and was originally used to acquire a Venezuelan mining property.

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. In June 2001, the Company abandoned this Venezuelan property. During the year ended June 30, 2002, the Company determined that further activity in Venezuela, was not economically feasible, and discontinued all operations within this country. The accompanying financial statements at June 30, 2001, have been restated to reflect the discontinued operations of the Company.

On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia. See Note 3.

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Stage
-----------------
The Company began a new exploration stage concerning the exploration of the Napal Gold Property on April 8, 2002 and has not commenced production.

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

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy (continued)
---------------------------------
at June 30, 2002. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

Stock Based Compensation
------------------------
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclamation Costs
-----------------
Venezuela requires that a bond be posted prior to depletion of the mineral reserves. At June 30, 2001, this bond was not posted and the Company has abandoned this site. Management is confident that there is no further liability related to this site.

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

At June 30, 2002, the Company had net deferred tax assets of approximately $552,000, principally arising from approximate net operating loss carryforwards of $2,300,000 for income tax purposes, which expire in the years 2013 through 2022. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
-------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB No. 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.


NOTE 3 - MINERAL PROPERTIES

Indonesia
---------
On April 8, 2002, the Company signed an agreement to acquire the mining rights on the property known as the Napal Gold Property, located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totalling of $375,000, payable over six years, and 3 million shares of the Company's restricted common stock, the Company will receive 734 hectares with a Production Permit number KW-098PP325 (KP) in place. Preliminary sampling on the property, recently completed by an independent geologist/engineer, indicated an average value ranging from 1.98 to 18.4 grams of gold per ton were present in five shafts that have been tested. Significant additional work will be required to gain a better overview of the potential of the property. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 3 - MINERAL PROPERTIES (continued)

Indonesia (continued)
---------------------
At June 30, 2002, the 3 million shares of common stock have been issued, with a fair market value of $330,000, and $25,000 in cash has been paid, in accordance with the above referenced agreement.

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 8). Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This site has been abandoned and during the year ended June 30, 2002, the Company subsequently discontinued operations in Venezuela. See Note 1.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is being calculated using the straight-line method over the expected useful lives of the assets. Depreciation expense for the year ended June 30, 2002 was $54,365.

During the year ended June 30, 2002, the Company sold its mining equipment for a $45,000 short-term note receivable and realized a loss of $132,193 on this transaction. This note matures on September 30, 2002.


NOTE 5 - COMMON STOCK

During the year ended June 30, 2002, the Company issued 4,421,282 shares of common stock for retirement of related party debt of $663,193. In the same period, 700,000 options were exercised in payment of accrued wages of $35,000, and 3,000,000 common stock shares were rescinded. The rescinded shares were in relation to a transaction that was not completed. The Company issued 2,320,000 shares of common stock in consideration of services provided valued at $117,200. In addition 3,000,000 shares of common stock were issued for the acquisition of the Napal Gold Property. (See Note 3.) These shares were valued at $330,000. At June 30, 2002, 2,000,000 common stock options were exercised for $70,000 and a $70,000 subscription receivable.

During the year ended June 30, 2001, 1,081,000 shares of common stock were issued at an average of $0.10 per share for cash.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 6 - STOCK OPTIONS

The Company's stock option plan, entitled the Apolo Gold, Inc. 2000 Stock Option Plan (hereinafter "the Plan") was adopted in July 2000. Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company by the grant of options to such persons under the Plan's terms. The Plan provides that the Company's board of directors may exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 shares. The Board determines the per share option price for the stock subject to each option. All options must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of stock option activity:

                                                                                                 Weighted Average
                                                                        Number of Shares         Exercise Price
                                                                        ----------------        ------------------
 Outstanding at 6/30/00                                                   4,541,000                       .14
  Granted                                                                           -
  Exercised                                                               (1,031,000)                     0.09
  Forfeited                                                                         -                        -
                                                                        --------------              ------------
  Outstanding at 6/30/01                                                   3,510,000                      0.15
                                                                        ==============              ============
  Options exercisable at 6/30/01                                           3,510,000                      0.15
                                                                        ==============              ============
  Weighted average fair value of options granted during 2001
                                                                     $          0.25
                                                                        ==============

                                                                         Number of Shares           Weighted Average
                                                                                                     Exercise Price
                                                                        ------------------         ------------------

  Outstanding at 6/30/01                                                   3,510,000                      0.15
  Granted                                                                  2,520,000                      0.09
  Exercised                                                               (2,720,000)                     0.07
  Forfeited                                                                        -                         -
                                                                        ------------                 -----------
  Outstanding at 6/30/02                                                   3,310,000                      0.18
                                                                        ============                 ===========
  Options exercisable at 6/30/02                                           3,120,000                      0.19
                                                                        ============                 ===========
 Weighted average fair value of options granted during 2002          $          0.08
                                                                        ============

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 6 - STOCK OPTIONS (continued)

The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2002 or 2001. The Company granted 2,520,000 options during the year ended June 30, 2002, and 700,000 were exercised for payment of accrued officer's wages of $35,000 and 2,000,000 were exercised for $70,000 cash and a $70,000 subscription receivable. In addition, 20,000 were exercised for legal services provided valued at $2,200.

Had compensation or consulting costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and earnings per share would have been changed as follows:

                                                             June 30, 2001
                                                         ----------------------
                 Net Loss:
                          As reported                    $           (440,444)
                          Pro forma                      $         (1,528,194)
                 Basic and diluted loss per share:
                          As reported                    $              (0.02)
                             Pro forma                   $              (0.08)

                                                             June 30, 2002
                                                         ----------------------
                 Net Loss:
                          As reported                    $           (803,919)
                          Pro forma                      $         (1,005,519)
                 Basic and diluted loss per share:
                          As reported                    $              (0.04)
                             Pro forma                   $              (0.05)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 115% and expected life is 5 years.


NOTE 7 - RELATED PARTIES

During the years ended June 30, 2002 and 2001, the Company received $46,663 and $406,920 respectively, in cash advances from shareholders. These advances were noninterest bearing, uncollateralized and exchanged for stock during the fiscal year ended June 30, 2002. A certain shareholder returned 3,000,000 shares of previously issued common stock that had been given in payment of $35,000 of debt. This amount was reinstated as loan payable to a related party, and subsequently paid via issuance of common stock during the year ended June 30, 2002. At June 30, 2002, the Company issued 4,421,282 shares for retirement of related party debt of $663,193.

The Company has accrued $33,260 and $133,015 in wages due to the Company's officers at June 30, 2002 and 2001, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
-------------------------------------
In May 1999, the Company through Apologold C.A., entered into an agreement to acquire a mine in Venezuela for a contract purchase price of $3,500,000. The Company paid a deposit of $100,000 to obtain the property and obligated itself to pay $3,400,000 of non-interest bearing debt. As part of the transaction, the Company issued 50,000 shares of its stock to the seller.

The acquisition and loan agreement, which provided for monthly payments of $5,000 and a royalty interest to the seller, was amended in April 2001 and later terminated in June 2001.

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of approximately $1,525 in U.S. dollars. During the year ended June 30, 2002, lease expense totaled $18,332.

Equipment Purchase Contract
---------------------------
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for a series of cash payments totaling $100,000 plus 50,000 shares of its common stock valued at $0.01 per share. During the year ending June 30, 2002, the unpaid balance of $27,500 was forgiven and recorded as forgiveness of debt.

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2002 includes $71,600 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $803,919 for the year ended June 30, 2002 and has an accumulated deficit of $2,438,222 since inception of the Company. The Company currently has no operating mining properties and has limited cash resources.

                                APOLO GOLD, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2002




NOTE 9 - GOING CONCERN (continued)

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Martial Levasseur   68   Director, President                              1997
Robert E. Lee       67   Director, Vice-President                         1997
Robert G. Dinning   63   Director, Chief Financial Officer, Secretary     2000

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

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and member in good standing of the Alberta and Canadian Institute of Chartered Accountants. Mr. Dinning is currently Chairman and CFO of a technology company listed on the OTC and headquartered in Phoenix Arizona. Mr. Dinning has operated his own
Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer in various public companies over the past 25 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company.

         (b)      Significant Employees:  None


Compliance with Section 16(a) of the Securities Exchange Act of 1934:

The Company's three executive officers and directors have each filed Form 5 for the fiscal year ended June 30, 2002.

Item 10. Executive Compensation

Compensation during the year fiscal year ended June 30, 2002 for Martial Levasseur, President and CEO was $36,000. Compensation is accrued and not paid out in cash. During the year, accumulated compensation was settled in a share for debt transaction set forth below. No other form of compensation is paid.

Name                       Amount Owing     Shares Issued     Price Per Share
----                       ------------     -------------     ---------------

Martial Levasseur          $ 38,000         $0.15                253,333
Van Silver Holdings        $461,177         $0.15              3,074,514
Robert Dinning             $ 62,000         $0.15                413,333
Robert Lee                 $ 83,340         $0.15                555,602
Peter Levasseur            $ 18,675         $0.15                124,500
                           --------                            ---------
                           $663,192                            4,421,282
                           --------                            ---------

(a) Option/SAR Grants in Last Fiscal Year (Individual Grants): The Company has made the following option grants during the fiscal year ended June 30, 2002 for Martial Levasseur, CEO:

                  Amount   Price    Vesting Date    Expiry Date
                  -------  -----    ------------    ------------
Martial Levasseur 700,000  $0.09    July 1, 2002    May 31, 2007


(b) The Company has a Stock Option Plan, entitled the "Apolo Gold, Inc. 2000 Stock Option Plan" (the "Plan") that was adopted in July 2000. Its purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. Article 3 of the Plan provides that the Board shall exercise its discretion in awarding Options under the Plan, not to exceed 5,000,000 shares. The per share Option price for the stock subject to each Option shall be as the Board may determine. All Options must be granted within ten years from the effective date of the Plan. There is no express termination date for the Options, although the Board may vote to terminate the Plan.

     On May 1, 2002, the Company adopted an additional Stock Option Plan for a total of 5,000,000 shares. The Company policy and terms are identical to the original plan adopted July 2000. These options expire at varying dates between October 2003 and May 2007.

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

(f) Employment Contracts And Termination of Employment, And Change-in-control Arrangements

     The Company's officer and directors do not have employment agreements And do accrue salaries as described above. These salaries have been Settled by shares for debt

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 28,595,862 shares of common stock outstanding as of September 12, 2002.



       Name and Address(1)          Position          Amount and Nature    % of
Title of   Beneficial Owner                           of Beneficial Owner   Class
Class
--------   -------------------         ----------        -------------------  -------
Common   Martial Levasseur            Director, CEO       6,449,277  (2)     22.55%

         Robert Elliot Lee            Director            1,595,602  (3)      5.58%

         Robert G. Dinning            Director, CFO         513,333           1.80

         All officers and Directors
            as a Group (3 persons)                        8,558,212          29.93%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1458 - 409 Granville Street, Vancouver, B.C. Canada V6C1T2

(2) Includes 2,753,333 directly in name of Martial Levasseur and 3,695,944 in name Of Van Silver Holdings Inc, a holding company controlled by Martial Levasseur. In addition, Mr. Levasseur holds a stock option for 1,000,000 common shares, exercisable at $0.14 per share until July 1, 2005, and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(3) Holdings include exercise of an option for 90,000 shares. As well, Mr. Lee holds a stock option for 910,000 common shares at $0.14 per share until July 1, 2005 and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.

Item 12. Certain Relationships and Related Transactions:

During the year, accumulated compensation was settled in a share for debt transaction set forth below. No other form of compensation is paid.

Name                       Amount Owing     Shares Issued     Price Per Share
----                       ------------     -------------     ---------------

Martial Levasseur          $ 38,000         $0.15               253,333
Van Silver Holdings        $461,177         $0.15             3,074,514
Robert Dinning             $ 62,000         $0.15               413,333
Robert Lee                 $ 83,340         $0.15               555,602
Peter Levasseur            $ 18,675         $0.15               124,500
                           --------                           ---------

                           $663,192                           4,421,282
                           --------                           ---------

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

          10.1    NUP ACQUISTION AGREEMENT

         (11)     Statement Re: Computation of Per Share Earnings

B.       Reports on Form 8-K: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2002

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

Signature                       Title                         Date
---------                       -----                         ----

/s/ Martial Levasseur
-----------------------------
Martial Levasseur               President, Director           September 20, 2002

/s/ Robert E. Lee
-----------------------------
Robert E. Lee                   Vice President, Director      September 20, 2002

/s/ Robert G. Dinning
-----------------------------
Robert G. Dinning               Chief Financial Officer,
                                Secretary, Director           September 20, 2002

Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Martial Levasseur, certify that:

     1.   I have read this annual report on Form 10-KSB of Apolo Gold Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ Martial Levasseur                        Subscribed and sworn to
      -----------------------------------          before me this 30th day of
      Martial Levasseur, President and C.E.O.      September, 2002
      (Principal Executive Officer)

DATE: September 30, 2002
      ------------------                           /s/ Clive V. Forth
                                                   -------------------------
                                                   Notary Public

                                                   My Commission Expires:
                                                   Unlimited

                                                   Clive V. Forth
                                                   Barrister & Solicitor
                                                   Forth & Company
                                                   1600 - 777 Dunsmuir Street
                                                   PO Box 10425, Pacific Centre
                                                   Vancouver, BC  V7Y 1K4
                                                   Tel:  689-4899 Fax:  688-0094

Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Robert G. Dinning, certify that:

     1.   I have read this annual report on Form 10-KSB of Apolo Gold Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

     For purposes of this certification, information is "important to a reasonable investor" if:


          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.


BY:   /s/ Robert G. Dinning                        Subscribed and sworn to
      -----------------------------------          before me this 30th day of
      Robert G. Dinning, President and C.E.O.      September, 2002
      (Principal Executive Officer)

DATE: September 30, 2002
      ------------------                           /s/ CLive V. Forth
                                                   -------------------------
                                                   Notary Public

                                                   My Commission Expires:
                                                   Unlimited


                                                   Clive V. Forth
                                                   Barrister & Solicitor
                                                   Forth & Company
                                                   1600 - 777 Dunsmuir Street
                                                   PO Box 10425, Pacific Centre
                                                   Vancouver, BC  V7Y 1K4
                                                   Tel:  689-4899 Fax:  688-0094