Form 10QSB
period 2002-09-30
APOLO GOLD INC
filed 2002-11-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    three month period ended: September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of Nov 12, 2002, the Registrant had 29,495,862 Shares of Common Stock outstanding.

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

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. (a Nevada State corporation and exploration stage company) as of September 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2002 and 2001, and for the period from April 8, 2002 (inception of exploration stage) through September 30, 2002. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

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

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated July 26, 2002, but we have not performed any auditing procedures since that date.

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




Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 7, 2002

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,      June 30,
                                                                          2002              2002
                                                                       (unaudited)
                                                                  ----------------- --------------
ASSETS
    CURRENT ASSETS
       Cash                                                       $        16,341   $       26,600
       Note receivable, equipment sale                                     45,000           45,000
                                                                        ---------        ---------
          Total Current Assets                                             61,341           71,600

TOTAL ASSETS                                                      $        61,341   $       71,600
                                                                        =========        =========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    CURRENT LIABILITIES
       Accounts payable                                           $        12,863   $       12,233
       Loans payable, related parties                                      33,994                -
       Accrued officer wages                                               52,920           33,260
                                                                        ---------        ---------
          Total Current Liabilities                                        99,777           45,493
                                                                        ---------        ---------
    COMMITMENTS AND CONTINGENCIES                                               -                -
                                                                        ---------        ---------
    STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, 200,000,000 shares authorized, $0.001
          par value; 28,595,862 and 28,095,862 shares
          issued and outstanding, respectively                             28,596           28,096
       Additional paid-in capital                                       2,550,733        2,506,233
       Subscriptions receivable                                           (46,500)         (70,000)
       Accumulated deficit prior to the exploration stage              (1,862,852)      (1,862,852)
       Deficit accumulated during exploration stage                      (708,413)        (575,370)
                                                                        ---------        ---------
          Total Stockholders' Equity (Deficit)                            (38,436)          26,107
                                                                        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $        61,341   $       71,600
                                                                        =========        =========


            See accompanying noates and accountant's review report.

                                                  APOLO GOLD, INC.
                                           (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Period from         Period from
                                                                                               April 8, 2002        April 8, 2002
                                                                        Three Months Ended    (Inception of        (Inception of
                                                                   September 30,             Exploration Stage)  (Exploration Stage)
                                                                       2002          2001        Through             Through
                                                                                   restated  September 30, 2002
                                                                    (unaudited)   (unaudited)   (unaudited)        June 30, 2002
                                                                 -------------- ------------ ------------------   -----------------
REVENUES                                                         $         -    $        -      $        -         $          -
                                                                 -----------    ----------      -----------        ------------
EXPENSES
     Consulting and professional fees                                 72,000             -          92,000               20,000
     Exploration costs                                                46,723             -         451,723              405,000
     General and administrative expenses                              14,320             -          32,497               18,177
                                                                 -----------    ----------      -----------        ------------
        TOTAL EXPENSES                                               133,043             -         576,220              443,177
                                                                 -----------    ----------      -----------        ------------
LOSS FROM OPERATIONS                                                (133,043)            -        (576,220)            (443,177)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                      -             -        (132,193)            (132,193)
                                                                 -----------    ----------      -----------        ------------
LOSS FROM CONTINUING OPERATIONS                                     (133,043)            -        (708,413)            (575,370)

INCOME TAXES                                                               -             -               -                    -
                                                                 -----------    ----------      -----------        ------------
NET LOSS FROM CONTINUING OPERATIONS                                 (133,043)            -        (708,413)

LOSS FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES                      -      (123,520)           -                    -
                                                                 -----------    ----------      -----------        ------------
NET LOSS                                                         $  (133,043)  $  (123,520)     $ (708,413)    $       (575,370)
                                                                 ===========    ==========      ===========
EARNINGS PER SHARE, BASIC AND DILUTED:

     FROM CONTINUING OPERATIONS                                  $       Nil   $       Nil
                                                                 ===========   ===========
     FROM DISCONTINUED OPERATIONS                                $       Nil   $     (0.01)
                                                                 ===========   ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:          28,438,253    17,354,580
                                                                 ===========   ===========


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Explorations Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                               Common Stock    Additional
                                                            Number              Paid-in      Subscriptions
                                                          of Shares    Amount   Capital       Receivable
                                                        -----------   -------- ----------    -------------
Balance, June 30, 2001                                  18,654,580     18,654   1,265,282             -

Issuance of common stock for services at an
   average of $0.05 per share                            2,300,000      2,300     112,700             -

Cancellation of stock used as payment for debt          (3,000,000)    (3,000)    (32,000)            -

Options exercised as payment for services
   at $0.05 per share                                      700,000        700      34,300             -

Issuance of common stock for debt retirement
   at $0.15 per share                                    4,421,282      4,422     658,771             -

Issuance of stock for mining rights                      3,000,000      3,000     327,000             -

Options exercised at $0.07 per common share              2,000,000      2,000     138,000       (70,000)

Options exercised as payment for services at
   $0.11 per common share                                   20,000         20       2,180             -

Net loss for the year ended June 30, 2002                        -          -           -             -
                                                       ----------- ----------  ----------    -----------
Balance, June 30, 2002                                  28,095,862 $   28,096  $2,506,233    $  (70,000)

Options exercised at $0.09 per common share                500,000        500      44,500             -

Subscriptions received                                           -          -           -        23,500

Net loss for the three months ended
   September 30, 2002 (unaudited)                                -          -           -             -
                                                       ----------- ----------  ----------    -----------
Balance, September 30, 2002 (unaudited)                 28,595,862 $   28,596  $2,550,733    $  (46,500)
                                                       =========== ==========  ==========    ===========



                                APOLO GOLD, INC.
                         (An Explorations Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)


                                                                Deficit             Accumulated        Total
                                                              Accumulated           Deficit Prior   Stockholders'
                                                          During Exploration    To the Exploration    Equity
                                                                Stage                 Stage          (Deficit)
                                                          ------------------    ------------------ --------------
Balance, June 30, 2001                                                -            (1,634,303)       (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                         -                     -         115,000

Cancellation of stock used as payment for debt                        -                     -         (35,000)

Options exercised as payment for services
   at $0.05 per share                                                 -                     -          35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                                 -                     -         663,193

Issuance of stock for mining rights                                   -                     -         330,000

Options exercised at $0.07 per common share                                                 -          70,000

Options exercised as payment for services at
   $0.11 per common share                                             -                     -           2,200

Net loss for the year ended June 30, 2002                      (575,370)             (228,549)       (803,919)
                                                               --------         -------------      ----------
Balance, June 30, 2002                                         (575,370)        $  (1,862,852)     $   26,107

Options exercised at $0.09 per common share                                                 -          45,000

Subscriptions received                                                -                     -          23,500

Net loss for the three months ended
   September 30, 2002 (unaudited)                              (133,043)                    -        (133,043)
                                                              ---------         -------------      ----------
Balance, September 30, 2002 (unaudited)                        (708,413)        $  (1,862,852)     $  (38,436)
                                                              =========         =============      ==========



             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 Period from
                                                                                  Period from     04/08/02
                                                                                 April 8, 2002    (Inception
                                                                                 (Inception of        of
                                                          Three Months Ended   Exploration Stage) Exploration
                                                             September 30,          Through         Stage
                                                          2002         2001    September 30, 2002  Through
                                                      (unaudited)  (unaudited)     (unaudited)     06/30/02
                                                     ------------  ----------- ------------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (133,043)     (123,520) $    (708,413)       (575,370)
  Adjustments to reconcile net loss
     to net cash used by operating activities:
         Depreciation                                         -        18,249              -               -
         Loss on sale of mining equipment                     -             -        132,193         132,193
         Stock issued for officer's wages and services   45,000        85,000         47,200           2,200
         Stock issued for exploration costs                   -             -        330,000         330,000
         Expenses paid on behalf of the Company          33,994             -         76,604          42,610
  (Decrease) increase in:
     Accounts payable                                       630         6,684          4,101           3,471
     Accrued officer wages                               19,660        10,000         39,660          20,000
                                                                       -------                             -
Net cash used by discontinued operations                                  (3,587)
                                                      ---------        -------      ---------
Net cash used by operating activities                   (33,759)                     (78,655)
                                                      ---------                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                         -             -              -               -
                                                      ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from related party loans                       -         1,072              -               -
  Proceeds from subscriptions receivable                 23,500             -         23,500
  Proceeds from sale of common stock                          -             -         70,000          70,000
                                                      ---------       --------      --------
Net cash provided  by financing activities               23,500         1,072         93,500
                                                      ---------       --------      --------
Increase (decrease) in cash                             (10,259)       (2,515)        14,845          25,104

Cash, beginning of year                                  26,600         2,881          1,496
                                                     ----------      --------    -----------
Cash, end of year                                    $   16,341      $    366    $    16,341
                                                     ==========      ========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                      $        -      $      -    $         -              -
                                                     ==========      ========    ===========
  Income taxes paid                                  $        -      $      -    $         -              -
                                                     ==========      ========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                   $   45,000      $      -    $    47,200           2,200
  Common stock issued for mining rights              $        -      $      -    $   330,000         330,000
  Note receivable from sale of mining equipment      $        -      $      -    $    45,000          45,000
  Related party loan exchanged for expenses paid on
     behalf of the Company                           $   33,994      $      -    $    33,994




             See accompanying notes and accountant's review report.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (the Company) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela which had no financial transactions during the year ended June 30, 2002, nor for the period ended September 30, 2002, and was originally used to acquire a Venezuelan mining property.

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. In June 2001, the Company abandoned this Venezuelan property. During the year ended June 30, 2002, the Company determined that further activity in Venezuela, was not economically feasible, and discontinued all operations within this country. The accompanying financial statements have been restated to reflect the discontinued operations of the Company.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account maintained in United States dollars is not insured. As of September 30, 2002, a total of $14,500 was at risk.

Fair Value of Financial Instruments
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
Sales are recorded when minerals are delivered to the purchaser.

Exploration Stage
The Company began a new exploration stage concerning the exploration of the Napal Gold Property on April 8, 2002 and has not commenced production.

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

Reclamation Costs
Venezuela requires that a bond be posted prior to depletion of the mineral reserves. At June 30, 2001, this bond was not posted and the Company has abandoned this site. Management is confident that there is no further liability related to this site.

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

At September 30, 2002, the Company had net deferred tax assets of approximately $584,000 principally arising from approximate net operating loss carryforwards of $2,400,000 for income tax purposes, which expire in the years 2013 through 2022. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

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

Interim Financial Statements
The interim financial statements for the period ended March 31, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 44, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 44, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

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


NOTE 3 - MINERAL PROPERTIES

Indonesia
On April 8, 2002, the Company signed an agreement to acquire the mining rights on the property known as the Napal Gold Property, located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totalling of $375,000, payable over six years, and 3 million shares of the Company's restricted common stock, the Company will receive 734 hectares with a Production Permit number KW-098PP325 (KP) in place. Preliminary sampling on the property, recently completed by an independent geologist/engineer, indicated an average value ranging from 1.98 to 18.4 grams of gold per ton were present in five shafts that have been tested. Significant additional work will be required to gain a better overview of the potential of the property. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

At June 30, 2002, the 3 million shares of common stock were issued, with a fair market value of $330,000, and $25,000 in cash was paid, in accordance with the above referenced agreement.

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


NOTE 5 - COMMON STOCK

During the three months ended September 30, 2002, options to purchase 500,000 shares of common stock at $0.09 per share was exercised in exchange for services valued at $45,000.

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of stock option activity:

                                                                                                     Weighted Average
                                                                          Number of Shares            Exercise Price
                                                                        ----------------------     ---------------------
  Outstanding at 6/30/01                                                     3,510,000                       0.15
  Granted                                                                    2,520,000                       0.09
  Exercised                                                                 (2,720,000)                      0.07
  Forfeited                                                                          -                         -
                                                                           -----------                    -------
  Outstanding at 6/30/02                                                     3,310,000                    $  0.18
                                                                           ===========                    =======
  Options exercisable at 6/30/02                                             3,120,000                    $  0.19
                                                                           ===========                    =======
  Weighted average fair value of options granted during 2002               $      0.08
                                                                           ===========





                                                                                                     Weighted Average
                                                                          Number of Shares            Exercise Price
                                                                        ----------------------     ---------------------
  Outstanding at 6/30/02                                                     3,310,000                   $   0.18
  Granted                                                                    2,700,000                       0.09
  Exercised                                                                   (500,000)                      0.09
  Forfeited                                                                          -                         -
                                                                          ------------                   --------
  Outstanding at 9/30/02                                                     5,510,000                   $   0.14
                                                                          ============                   ========
  Options exercisable at 9/30/02                                             5,320,000                   $   0.15
                                                                          ============                   ========
 Weighted average fair value of options granted during 2003                $      0.09
                                                                          ============


The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 2,700,000 options during the three months ended September 30, 2002, and 500,000 were exercised for payment of services valued at $45,000.

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

Had compensation or consulting costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and earnings per share would have been changed as follows:

                                                            June 30, 2002
                                                          ------------------
                 Net Loss:
                          As reported                     $       (803,919)
                          Pro forma                       $     (1,005,519)
                 Basic and diluted loss per share:
                          As reported                     $          (0.04)
                             Pro forma                    $          (0.05)

                                                            September 30,
                                                                2002
                                                          ------------------
                 Net Loss:
                          As reported                     $       (133,043)
                          Pro forma                       $       (459,323)
                 Basic and diluted loss per share:
                          As reported                     $             Nil
                             Pro forma                    $          (0.02)


The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 155% and expected life is 5 years.


NOTE 7 - RELATED PARTIES

During the year ended June 30, 2002, the Company received $46,663, in cash advances from shareholders. These advances were noninterest bearing, uncollateralized and exchanged for stock during the fiscal year ended June 30, 2002. A certain shareholder returned 3,000,000 shares of previously issued common stock that had been given in payment of $35,000 of debt. This amount was reinstated as loan payable to a related party, and subsequently paid via issuance of common stock during the year ended June 30, 2002. At June 30, 2002, the Company issued 4,421,282 shares for retirement of related party debt of $663,193.

During the three months ended September 30, 2002, a related party paid expenses totaling $33,994 on behalf of the Company. This amount is listed as a related party loan in the accompanying balance sheet.

The Company has accrued $52,920 and $33,260 in wages due to the Company's officers at September 30, 2002 and June 30, 2002, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Apologold C.A. (a Venezuelan Company)
In May 1999, the Company through Apologold C.A., entered into an agreement to acquire a mine in Venezuela for a contract purchase price of $3,500,000. The Company paid a deposit of $100,000 to obtain the property and obligated itself to pay $3,400,000 of non-interest bearing debt. As part of the transaction, the Company issued 50,000 shares of its stock to the seller.

The acquisition and loan agreement, which provided for monthly payments of $5,000 and a royalty interest to the seller, was amended in April 2001 and later terminated in June 2001.

Operating Lease
The Company leases office facilities in Vancouver, British Columbia. The lease is classified as a month-to-month tenancy and provides for monthly payments of approximately $1,600 in U.S. dollars. During the three months ended September 30, 2002, lease expense totaled $4,954.

Equipment Purchase Contract
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for a series of cash payments totaling $100,000 plus 50,000 shares of its common stock valued at $0.01 per share. During the year ending June 30, 2002, the unpaid balance of $27,500 was forgiven and recorded as forgiveness of debt.

Foreign Operations
The accompanying balance sheet at September 30, 2002 includes $61,340 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $133,043 for the three months ended September 30, 2002 and has an accumulated deficit of $2,571,265 since inception of the Company. The Company currently has no operating mining properties and has limited cash resources.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in Asia, South America, Central America, and North America. They incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, and the property was abandoned.

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

On April 16, 2002, the Company announced an agreement with Pt Metro Astatama of Jakarta, Indonesia, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 8 parallel veins have been exposed by trenching across mineralized zones. Management of Apolo Gold have recently completed additional trenching, and the Company engaged an independent geologist/engineer to provide an overview of the property and make recommendations.

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

In October 2002, the Company engaged Mr. Peter Bojtos, P. Eng. of Denver Colorado, to visit the site and provide the Company with a report outlining the next stages of development. Mr. Bojtos has visited the site, reviewed data, expects to deliver a report to the Company before the end of November 2002.

The Napal Gold Property is in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

While the Company does not currently have sufficient funds to carry out its program it intends to raise funds by way of private placement, in order to advance the development of the property. There is no assurance this funding program will be successful.

Results of Operations
---------------------

During the 3 months ending September 30, 2002, the Company has continued its development work related to the NUP property on Sumatra Indonesia.

During the three-month period ending Sept 30, 2002, expenses requiring cash outlay continue to be moderate, as consulting fees for management and outside consultants have been accrued but not yet paid. Cash expenses incurred include property development costs of $46,723, covering on-site costs for Company personnel in Indonesia.

Operating loss for the three-month period was $133,043, of which $72,000 in expenses were of a non-cash nature.

The Company continues to monitor its expenses closely, as it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company continues to raise funds through shareholder and director loans, and private placement financing.

The Company has no employees other than officers and also uses consultants where necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 29,495,862 shares outstanding with common shares and additional paid in capital of $2,660,329. Proceeds from sale of common shares have been used for development of its property in Venezuela, property in Panama, Ferguson Lake and Sumatra Indonesia. The focus of the Company is now Sumatra Indonesia.

The Company has limited cash to finance its operations at this stage of the site development. While this is not adequate to finance the operation, the Company intends to raise additional funds through private placement financing and additional shareholder loans.

The Company will raise additional funds as required either by way of loans or sale of common stock.

Inflation has not been a factor during the three months ending Sept 30, 2002. There are no capital expenditure requirements required at the present time, although a drilling program is contemplated. The Company intends to proceed as soon as possible re a drilling program once it receives supporting Engineering Report and analyses its recommendations.

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

APOLO GOLD, INC.

Dated: November 13, 2002

/s/Robert D. Dinning
-----------------------
Robert D. Dinning, Chief Financial Officer

 Certification of Principal Financial Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Robert G. Dinning, certify that:

     1. I have read this quarterly report on Form 10-QSB of Apolo Gold Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:

     (a) am responsible for establishing and maintaining internal disclosure controls and procedures;

     (b) have designed such internal disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

     (c) have evaluated the effectiveness of the issuer's internal disclosure controlsand procedures as of a date within 90 days prior to the report; and

     (d) have presented in the report my conclusions about the effectiveness of their internal disclosure controls and procedures based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     7. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

     8. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the period presented in the report.


     For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.




BY:   /s/ Robert G. Dinning                          Subscribed and sworn to
      -----------------------------------            before me this 14th day of
      Robert G. Dinning, President and C.E.O.        November, 2002
      (Principal Executive Officer)

DATE: November 14, 2002
      ------------------                             /s/  Ann Croudy
                                                     -------------------------
                                                     Notary Public

                                                     My Commission Expires:
                                                     06/20/04