Form 10QSB
period 2002-12-31
APOLO GOLD INC
filed 2003-02-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                    Six-month period ended: December 31, 2002

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                       NEVADA                     Applied For
             (State of incorporation)        (IRS Employer ID No.)


                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of Feb 12, 2002, the Registrant had 34,283,477 Shares of Common Stock outstanding.

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

                                            ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. (a Nevada corporation and exploration stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 2002 and 2001, and for the period from April 8, 2002 (inception of exploration stage) through December 31, 2002. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company has no revenues and has limited cash and financial resources. It is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



\s\Williams & Webster. P.S.
-----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 31, 2003

                               APOLO GOLD, INC.
                        (An Exploration Stage Company)
                         CONSOLIDATED BALANCE SHEETS


                                                           December 31,        June 30,
                                                               2002               2002
                                                           (unaudited)
ASSETS                                                     ------------    ------------
  CURRENT ASSETS
      Cash                                                  $    56,704    $    26,600
                                                            -----------    -----------
          Total Current Assets                                   56,704         26,600
                                                            -----------    -----------
  OTHER ASSETS
      Note receivable                                            45,000         45,000
                                                            -----------    -----------
          Total Other Assets                                     45,000         45,000
                                                            -----------    -----------
TOTAL ASSETS                                                $   101,704    $    71,600
                                                            ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
      Accounts payable                                      $    19,496    $    12,233
      Loans payable to related parties                           13,920             --
      Accrued officer wages                                          --         33,260
                                                            -----------    -----------
          Total Current Liabilities                              33,416         45,493
                                                            -----------    -----------
  COMMITMENTS AND CONTINGENCIES                                      --             --
                                                            -----------    -----------

  STOCKHOLDERS' EQUITY
      Common stock, 200,000,000 shares authorized, $0.001
          par value; 34,283,477 and 28,095,862 shares
          issued and outstanding, respectively                   34,283         28,096
      Additional paid-in capital                              2,856,523      2,506,233
      Subscriptions receivable                                  (23,650)       (70,000)
      Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
      Deficit accumulated during exploration stage             (936,016)      (575,370)
                                                            -----------    -----------

          Total Stockholders' Equity                             68,288         26,107
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   101,704    $    71,600
                                                            ===========    ===========


            See accompanying notes and accountants's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended                 Six Months Ended
                                                       December 31,                      December 31,
                                               ----------------------------     ---------------------------
                                                   2002            2001             2002            2001
                                                                 restated                         restated
                                               (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                              ------------      -----------     -----------     ------------
REVENUES                                      $         --      $      --       $      --       $     --
                                              ------------      ----------      ----------      ------------
EXPENSES
     Consulting and professional fees               67,000             --         139,000             --
     Exploration costs                             132,972             --         179,695             --
     General and administrative expenses            27,631             --          41,951             --
                                              ------------      ----------      ----------      ------------
        TOTAL EXPENSES                             227,603             --         360,646             --
                                              ------------      ----------      ----------      ------------

LOSS FROM OPERATIONS                              (227,603)            --        (360,646)            --

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                   --             --              --             --
                                              ------------      ----------      ----------      ------------

LOSS FROM CONTINUING OPERATIONS                   (227,603)            --        (360,646)            --

INCOME TAXES                                            --             --              --             --
                                              ------------      ----------      ----------      ------------
NET LOSS FROM CONTINUING OPERATIONS               (227,603)            --        (360,646)            --

LOSS FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                --        (12,985)             --       (136,505)
                                              ------------      ----------      ----------      ------------
NET LOSS                                      $   (227,603)       (12,985)   $   (360,646)      (136,505)
                                              ============      ==========      ==========      ============

EARNINGS PER SHARE, BASIC AND DILUTED:

     FROM CONTINUING OPERATIONS               $      (0.01)   $       nil       $   (0.01)    $      nil
                                              ============    ============      ==========    ==============
     FROM DISCONTINUED OPERATIONS             $        nil    $       nil       $     nil     $    (0.01)
                                              ============    ============      ==========    ==============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING, BASIC AND DILUTED:     30,164,852     17,354,580      29,304,270       17,997,515
                                              ============    ============     ===========    ==============




                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Continued




                                                 Period from
                                                April 8, 2002
                                                (Inception of
                                              Exploration Stage)
                                                   through
                                               December 31, 2002
                                                  (unaudited)2
                                              -----------------
REVENUES                                           $      --
                                                  ----------
EXPENSES
     Consulting and professional fees                159,000
     Exploration costs                               584,695
     General and administrative expenses              60,128
                                                  ----------
        TOTAL EXPENSES                               803,823
                                                  ----------
LOSS FROM OPERATIONS                                (803,823)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment               (132,193)
                                                  ----------
LOSS FROM CONTINUING OPERATIONS                     (936,016)

INCOME TAXES                                              --
                                                  ----------
NET LOSS FROM CONTINUING OPERATIONS                 (936,016)

LOSS FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                  --
                                                  ----------
NET LOSS                                           $(936,016)
                                                  ==========



             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                   Deficit
                                                   Common Stock        Additional                  During
                                               Number                   Paid-in    Subscription  Exploration
                                              of Shares     Amount      Capital      Receivable     Stage
                                              ----------   ---------  -----------  ------------  ------------
Balance, June 30, 2001                        18,654,580    $ 18,654    1,265,282  $        -    $        -

Issuance of common stock for services at an
   average of $0.05 per share                  2,300,000       2,300      112,700           -             -

Cancellation of stock used as payment for debt(3,000,000)     (3,000)     (32,000)          -             -

Options exercised as payment for services
   at $0.05 per share                            700,000         700       34,300           -             -

Issuance of common stock for debt retirement
   at $0.15 per share                          4,421,282       4,422      658,771           -             -

Issuance of stock for mining rights            3,000,000       3,000      327,000           -             -

Options exercised at $0.07 per common share    2,000,000       2,000      138,000     (70,000)            -

Options exercised as payment for services at
   $0.11 per common share                         20,000          20        2,180           -             -

Net loss for the year ended June 30, 2002              -           -            -           -      (575,370)
                                             -----------    ---------   ---------   ---------   -----------
Balance, June 30, 2002                        28,095,862      28,096    2,506,233     (70,000)     (575,370)

Options exercised as payment for services
   at $0.09 per common share                     500,000         500       44,500           -             -

Subscriptions received                                 -           -            -      46,350             -

Options exercised as payment for services
   at $0.05 per common share                   1,300,000       1,300       67,700           -             -

Options exercised for cash and services
   at $0.05 per common share                   2,000,000       2,000       98,000           -             -

Options exercised as payment of legal services
   at $0.04 per common share                      39,000          39        1,521           -             -

Issuance of stock for debt
   at $0.06 per common share                   2,348,615       2,348      138,569           -             -

Net loss for the six months ended
   December 31, 2002 (unaudited)                       -           -            -           -      (360,646)
                                             -----------    ---------   ---------   ---------   -----------
Balance, December 31, 2002 (unaudited)        34,283,477 $    34,283    2,856,523  $  (23,650)  $  (936,016)
                                             ===========    =========   =========  ==========   ===========





                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                   Continued



                                                            Accumulated
                                                            Deficit Prior       Total
                                                            Exploration      Stockholders'
                                                               Stage            Equity
                                                          ---------------   --------------
Balance, June 30, 2001                                    $  (1,634,303)      $ (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                      -             115,000

Cancellation of stock used as payment for debt                     -             (35,000)

Options exercised as payment for services
   at $0.05 per share                                              -              35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                              -             663,193

Issuance of stock for mining rights                                -             330,000

Options exercised at $0.07 per common share                        -              70,000

Options exercised as payment for services at
   $0.11 per common share                                          -               2,200

Net loss for the year ended June 30, 2002                      (228,549)        (803,919)
                                                            ------------      ----------
Balance, June 30, 2002                                       (1,862,852)          26,107

Options exercised as payment for services
   at $0.09 per common share                                       -              45,000

Subscriptions received                                             -              46,350

Options exercised as payment for services
   at $0.05 per common share                                       -              69,000

Options exercised for cash and services
   at $0.05 per common share                                       -             100,000

Options exercised as payment of legal services
   at $0.04 per common share                                       -               1,560

Issuance of stock for debt
   at $0.06 per common share                                       -             140,917

Net loss for the six months ended
   December 31, 2002 (unaudited)                                   -            (360,646)
                                                         --------------       ----------
Balance, December 31, 2002 (unaudited)                    $  (1,862,852)      $   68,288
                                                         ==============       ==========


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Period from
                                                                                      April 8, 2002
                                                                                      (Inception of
                                                         Six Months Ended           Exploration Stage)
                                                           December 31,                   through
                                                      2002              2001         December 31, 2002
                                                   (unaudited)      (unaudited)        (unaudited)
                                                   ------------     ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (360,646)      $  (136,505)     $    (936,016)
  Adjustments to reconcile net loss
     to net cash used by operating activities:
        Depreciation                                        -            36,508                  -
        Loss on sale of mining equipment                    -                 -            132,193
        Stock issued for officer's wages and services 140,560            85,000            142,760
        Stock issued for debt                         140,917                 -            140,917
        Forgiveness of debt                                 -            32,359                  -
        Stock issued for exploration costs                  -                 -            330,000
        Expenses paid on behalf of the Company              -                 -             42,610
  (Decrease) increase in:
        Accounts payable                                7,263           (61,246)            10,734
        Related party loans payable                    13,920            19,257             13,920
        Accrued officer wages                         (33,260)           29,000            (13,260)
        Accrued property expense                            -            (3,750)                 -
Net cash used by discontinued operations                    -               623                  -
                                                     --------           -------          ---------
Net cash used by operating activities                 (91,246)                -           (136,142)
                                                     --------           -------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                       -                 -                  -
                                                     --------           -------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subscriptions receivable               46,350                 -             46,350
  Proceeds from exercise of options                    75,000                 -            145,000
                                                     --------           -------          ---------
Net cash provided  by financing activities            121,350                 -            191,350
                                                     --------           -------          ---------
Increase (decrease) in cash                            30,104               623             55,208
Cash, beginning of period                              26,600             2,881              1,496
                                                     --------           -------          ---------
Cash, end of period                                $   56,704         $   3,504        $    56,704
                                                     ========           =======          =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                    $        -         $       -        $         -
                                                     ========          ========          =========
  Income taxes paid                                $        -         $       -        $         -
                                                     ========          ========          =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Options exercised for officer's wages and sevices $ 140,560         $  85,000        $   142,760
  Common stock issued for mining rights             $       -         $       -        $   330,000
  Common stock issued for debt                      $ 140,917         $       -        $         -
  Gain on forgiveness of debt                       $       -         $  32,359        $         -
  Note receivable from sale of mining equipmen$     $       -         $       -        $    45,000


                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002




NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the year ended June 30, 2002 nor during the period ended December 31, 2002.

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. In June 2001, the Company abandoned its Venezuelan property. During the year ended June 30, 2002, the Company determined that further activity in Venezuela was not economically feasible and thereafter discontinued all operations within this country. The accompanying financial statements have been restated to reflect the discontinued operations of the Company.

On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, not yet under production. See Note 3.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary, Apologold C.A. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account maintained in United States dollars is not insured. As of December 31, 2002, a total of $56,125 was at risk.

Fair Value of Financial Instruments
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company at December 31, 2002. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein. See Note 6.

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
Sales are recorded when minerals are delivered to the purchaser.

Exploration Stage
The Company began a new exploration stage on April 8, 2002 at which time it commenced the exploration of the Napal Gold Property, which is not yet under production.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



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

Reclamation Costs
Although Venezuela requires that a bond be posted prior to depletion of mineral reserves, the Company elected not to post a bond for its Venezuelan property which was subsequently abandoned. Management is confident that there is no further liability related to this site.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
At December 31, 2002, the Company had net deferred tax assets of approximately $638,000 principally arising from approximate net operating loss carryforwards of $2,600,000 for income tax purposes, which expire in the years 2013 through 2022. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

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

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has abandoned its only operating mining property and has no operating segments at this time.

Interim Financial Statements
The interim financial statements for the period ended December 31, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 with an effective date of December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption will have a material effect on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Currently, the Company does not have assets with indeterminate lives.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.


NOTE 3 - MINERAL PROPERTIES

Indonesia
On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia. The agreement enables the joint venture to acquire the mining rights on the property known as the Napal Gold Property, located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totaling $375,000, payable over six years, and 3,000,000 shares of the Company's restricted common stock, the Company will receive 734 hectares with a Production Permit number KW-098PP325 (KP) in place. Although preliminary sampling on the property indicated the presence of gold, significant additional work will be required to gain a better overview of the potential of the property. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

At June 30, 2002, in accordance with the aforementioned agreement, the Company had paid $25,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 3 - MINERAL PROPERTIES (Continued)

Venezuela
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 8). Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This site was abandoned during the year ended June 30, 2002, when the Company discontinued operations in Venezuela. The accompanying financial statements have been restated to reflect the discontinued operations of the Company. See Note 1.


NOTE 4 - NOTE RECEIVABLE

During the year ended June 30, 2002, the Company sold its mining equipment for a $45,000 short-term note receivable and realized a loss of $132,193 on this transaction. This note, with a maturation date of September 30, 2002, has not been collected. Management is currently renegotiating the terms of the note with the purchaser.


NOTE 5 - COMMON STOCK

During the six months ended December 31, 2002, options to purchase 500,000 shares of common stock at $0.09 per share were exercised in exchange for services valued at $45,000. Another 1,300,000 options were exercised to purchase common stock at $0.05 per share in exchange for services valued at $69,000. An additional 39,000 options were exercised for payment of $1,560 in legal services at $0.04 per common share. The Company issued 2,348,615 shares of common stock as payment for debt worth $140,917. Options amounting to 2,000,000 shares of common stock were exercised for $75,000 cash and services valued at $25,000. The Company received $46,350 as partial payment of the subscription receivable outstanding at June 30, 2002.

During the year ended June 30, 2002, the Company issued 4,421,282 shares of common stock for retirement of related party debt of $663,193. In the same period, 700,000 options were exercised in payment of accrued wages of $35,000, and 3,000,000 common stock shares were rescinded. The rescinded shares were in relation to a transaction that was not completed. The Company issued 2,320,000 shares of common stock in consideration of services provided, which were valued at $117,200. In addition 3,000,000 shares of common stock, valued at $330,000, were issued for the acquisition of an interest in the Napal Gold Property. See
Note 3. At June 30, 2002, 2,000,000 common stock options were exercised for $70,000 and a $70,000 subscription receivable.



NOTE 6 - STOCK OPTIONS

The Company has three stock option plans entitled the Apolo Gold, Inc. 2000 Stock Option Plan, Apolo Gold, Inc. 2002 Stock Option Plan, and Apolo Gold, Inc. 2003 Stock Option Plan (hereinafter "the Plans") adopted in July 2000, May 2002, and November 2002, respectively. Their purpose is to advance the business and development of the Company and its shareholders by affording to the employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company by the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 for the 2000 plan, 5,000,000 for the 2002 plan and 7,500,000 for the 2003 plan. The Board determines the per share option price for the stock subject to each option. All options must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:


                                                                                        Number of securities
                                   Number of securities to    Weighted-average        remaining available for
Equity compensation plans not      be issued upon exercise   exercise price of         future issuance under
 approved by security holders       of outstanding options  outstanding options      equity compensation plans
-----------------------------      -----------------------  -------------------      -------------------------
2000 stock option plan                    5,000,000                 $0.14                      -
-----------------------------      -----------------------  -------------------      -------------------------
2002 stock option plan                    5,000,000                  0.10                      -
-----------------------------      -----------------------  -------------------      -------------------------
2003 stock option plan                    7,500,000                  0.05                   4,100,000
                                   =======================                           -------------------------
Total                                    17,500,000                                         4,100,000
                                   =======================                           =========================

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002




NOTE 6 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

                                               Number of Shares     Weighted Average
                                                                    Exercise Price
                                                ---------------     ----------------

  Outstanding at 6/30/01                            3,510,000               0.15
  Granted                                           2,520,000               0.09
  Exercised                                        (2,720,000)              0.07
  Forfeited                                                  -                 -
                                                ---------------         --------
  Outstanding at 6/30/02                            3,310,000               0.14
                                                ===============         ========
  Options exercisable at 6/30/02                    3,310,000               0.14
                                                ===============         ========
 Weighted average fair value of options
      granted during 2002                                0.08
                                                ===============



                                                                       Weighted Average
                                                 Number of Shares      Exercise Price
                                                -----------------      ----------------
  Outstanding at 6/30/02                            3,310,000                 0.14
  Granted                                           6,939,000                 0.07
  Exercised                                        (3,839,000)                0.06
  Forfeited                                          (600,000)                0.14
                                                ---------------           --------
  Outstanding at 12/31/02                           5,810,000                 0.11
                                                ===============           ========
  Options exercisable at 12/31/02                   5,810,000                 0.11
                                                ===============           ========
 Weighted average fair value of options
     granted during 2003                                 0.07
                                                ===============


The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 6,939,000 during the six months ended December 31, 2002, and 1,839,000 were exercised for payment of services valued at $161,910 and 2,000,000 were exercised for $75,000 cash and services valued at $25,000.

The Company granted 2,520,000 options during the year ended June 30, 2002. In the same period, 700,000 options were exercised for payment of accrued officer's wages of $35,000 and 2,000,000 options were exercised for $70,000 cash and a $70,000 subscription receivable. In addition, 20,000 options were exercised for legal services provided valued at $2,200.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 6 - STOCK OPTIONS (continued)

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:



                                                          Year Ended June 30,
                                                                 2002
                                                         ----------------------
                 Net Loss:
                          As reported                    $           (803,919)
                          Pro forma                      $         (1,005,519)
                 Basic and diluted net loss per share:
                          As reported                    $              (0.04)
                             Pro forma                   $              (0.05)


                                                           Six Months Ended
                                                           December 31, 2002
                                                         ----------------------
                 Net Loss:
                          As reported                    $           (335,646)
                          Pro forma                      $           (561,646)
                 Basic and diluted net loss per share:
                          As reported                    $              (0.01)
                             Pro forma                   $              (0.02)



The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 2.73%, volatility is 159% and expected life is 5 years.


NOTE 7 - RELATED PARTIES

During the year ended June 30, 2002, the Company received $46,663 in cash advances from shareholders. These advances were noninterest bearing, uncollateralized and exchanged for stock during the fiscal year ended June 30, 2002. A certain shareholder returned 3,000,000 shares of previously issued common stock that had been given in payment of $35,000 of debt. This amount was reinstated as loan payable to a related party, and subsequently paid via issuance of additional common stock during the year ended June 30, 2002. At June 30, 2002, the Company issued 4,421,282 shares for retirement of related party debt of $663,193.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 7 - RELATED PARTIES (Continued)

During the six months ended December 31, 2002, a related party paid expenses totaling $13,920 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet.



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

The acquisition and loan agreement, which provided for monthly payments of $5,000 and a royalty interest to the seller, were amended in April 2001 and later terminated in June 2001.

Operating Lease
The Company leases office facilities in Vancouver, British Columbia under a month-to-month operating lease which provides for monthly payments of approximately $1,655 in U.S. dollars. During the six months ended December 31, 2002, lease expense totaled approximately $9,930.

Equipment Purchase Contract
During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for a series of cash payments totaling $100,000 plus 50,000 shares of its common stock valued at $0.01 per share. During the year ending June 30, 2002, the unpaid balance of $27,500 was forgiven and is included in discontinued operations.

Foreign Operations
The accompanying balance sheet at December 31, 2002 includes $56,704 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2002



NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $360,646 for the six months ended December 31, 2002 and has an accumulated deficit of $2,798,868 since inception of the Company. The Company currently has no operating mining properties and has limited cash resources.

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


NOTE 10 - SUBSEQUENT EVENTS

On January 3, 2003 the Company's board of directors approved the issuance of 1,400,000 stock options to a consultant of the Company. The options were issued under the 2003 Stock Option Plan at an exercise price of $0.535. See Note 6.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in Asia, South America, Central America, and North America. They incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, and the property was abandoned. Certain equipment has been sold to a local operator and the Company holds a promissory note for $45,000. This note has not yet been paid and the Company continues to hold the equipment at the abandoned mine site.

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

On April 16, 2002, the Company announced an agreement with Pt Metro Astatama of Jakarta, Indonesia, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 8 parallel veins have been exposed by trenching across mineralized zones. Management of Apolo Gold completed additional trenching during the months of September and October 2002 and then engaged an independent geologist/engineer, Mr. Peter Bojtos, P.Eng. of Denver Colorado, to provide an overview of the property and make recommendations regarding potential drilling sites, etc. Mr. Bojtos's report was received December 6, 2002 and it supports drilling objectives outlined by a report prepared earlier by Alex Boronoski, P.Geol, FGA. Mr. Bojtos recommended some modification to the proposed drilling program in order to accumulate information re sufficient disseminated gold mineralization below the surface weathered zone to develop an ore reserve that would be amenable to bulk mining methods.

The terms of the Napal Gold Property call for a total payment of $375,000US over a six-year period starting with a down payment of $25,000 plus quarterly payments September 15, 2002 and December 15, 2002. Thereafter, payments of $25,000 will be made twice a year until the total obligation is retired. In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000. The payments due on September 15, 2002 and December 15, 2002 have been made and there are currently no payments outstanding.

The Napal Gold Property is in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

While the Company does not currently have sufficient funds to carry out its program it intends to raise funds by way of private placement, shareholder loans, or exercise of options in order to continue the proposed drilling program on the property. There is no assurance this funding program will be successful.

The Company currently plans to conduct a drilling program on the NUP property commencing late February 2003. Targets have been identified and one objective is to determine the depth of the veins. Company personnel are at the site presently and finalizing a contract with the drilling contractor.

The Company has three stock option plans adopted in July 2000, May 2002, and November 2002. The plans provide that the Company's board of directors may exercise its discretion in awarding options under the plans. The Board determines the per share option price for the stock subject to each option. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

 ----------------------------------------------------------------------------------------------------

 Equity compensation plans Number of securities to be Weighted - average   Number of securities
 not approved by  security issued upon exercise of    exercise price of    remaining available for
 holders                   outstanding options        outstanding options  future issuance under
                                                                           equity compensation plans
 ------------------------- -------------------------- -------------------- --------------------------
 2000 stock option plan    5,000,000                  $0.14                -
 ------------------------- -------------------------- -------------------- --------------------------
 2002 stock option plan    5,000,000                  $010                 -
 ------------------------- -------------------------- -------------------- --------------------------
 2003 stock option plan    7,500,000                  $0.05                4,100,000
 ------------------------- -------------------------- -------------------- --------------------------
 TOTAL                     17,500,000                                      4,100,000
 ----------------------------------------------------------------------------------------------------




Results of Operations
---------------------

During the 3 months ending December 31, 2002, the Company has continued its development work, including additional trenching, and engineering analysis on the NUP property near Bandar Lampung, Sumatra, Indonesia.

During the three-month period ending December 31, 2002, expenses requiring cash outlay continue to be moderate, as consulting fees for management and some outside consultants have been settled for common shares. Expenses incurred for the three months ending December 31, 2002 include exploration costs of $132,972, covering on-site costs for Company personnel in Indonesia, consulting & professional fees of $67,000, and general administrative expenses of $27,631. For the six months ended December 31, 2002 exploration costs amounted to $179,695.This includes outside engineering consulting as well as Company personnel. The Company continues to monitor its cash expenses very carefully while planning for the first stage of drilling on the NUP property.

Operating loss for the three-month period was $227,603 and for the six-month period ending December 31, 2002, the operating loss was $360,646. The losses for the six months ended December 31, 202 also include consulting fees and management fees of 139,000 and general administrative expenses of $41,951.

The Company is aware it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company continues to raise funds through shareholder and director loans, and private placement financing.

Actual cash expenses for the six-month period ending December 31, 2002 amounted to $91,246.

The Company has no employees other than officers and also uses various consultants where necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 34,283,477 shares outstanding with common shares and additional paid in capital of $2,856,523 and share capital of $34,283. Proceeds from sale of common shares have been used for development of its property in Venezuela, Panama, Ferguson Lake and Sumatra Indonesia. The focus of the Company is now Sumatra Indonesia and all other property arrangements have been abandoned.

The Company has at December 31, 2002, cash on hand of $56,704. This is not sufficient to finance the drilling program and finance general corporate expenses. Accordingly, the Company intends to raise additional funds through private placement financing shareholder loans and other corporate loans or financings.

Inflation has not been a factor during the six months ending Dec 31, 2002. There is no capital expenditure requirements at the present time. The Company intends to carry out a drilling program over the next few months. The Company intends to proceed with its drilling program by mid to late February 2003.


Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:

In February 2003 the Company issued 2,348,615 shares of common stock in satisfaction of debt owed by the Company to its officers and directors.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely officers, directors and sophisticated investors who were provided all of the current public information available on the Company.

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None.

Item 5. - Other Information:  None

Item 6. - Exhibits

3)(i) Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

(3)(ii) By-Laws of Corporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

10.1 NUP ACQUISTION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002

99.1 Sarbanes Oxley Section 906 Certification


Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: February 12, 2003

/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Director

Certification of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


1.   I have read this quarterly report on Form 10-QSB of Apolo Gold Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   I am:

     (a) responsible for establishing and maintaining internal disclosure controls and procedures for the company;

     (b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;

     (c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and

     (d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the board of directors:

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



BY:   /s/ Robert Dinning                     Subscribed and sworn to
      -----------------------------------    before me this 13th day of
      Robert Dinning, President and C.E.O.   February 2003
      (Principal Executive Officer) and
         (Principal Financial Officer)

DATE: February 13, 2003
      ------------------                      /s/ Clive V. Forth
                                              -------------------
                                              Notary Public
                                              Barrister & Colicitor
                                              Forth & Company
                                              1600-777 Dunsmuir Street
                                              Vancouver BC  V7Y 1K4
                                              My Commission Expires: Unlimited