Form 10QSB
period 2003-03-31
APOLO GOLD INC
filed 2003-05-15
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the

                    Nine-month period ended: March 31, 2003

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

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
                           ---------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 8, 2003, the Registrant 36,283,477 Shares of Common Stock outstanding.

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

                            APOLO GOLD, INC.
                     (An Exploration Stage Company)
                      CONSOLIDATED BALANCE SHEETS


                                                                 March 31,       June 30,
                                                                   2003            2002
                                                                (unaudited)
                                                              -------------   ------------
ASSETS
     CURRENT ASSETS
         Cash                                                  $    35,260    $    26,600
                                                               -----------    -----------
             Total Current Assets                                   35,260         26,600
                                                               -----------    -----------

     OTHER ASSETS
         Note receivable                                            45,000         45,000
                                                               -----------    -----------
             Total Other Assets                                     45,000         45,000
                                                               -----------    -----------

TOTAL ASSETS                                                   $    80,260    $    71,600
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                      $     6,555    $    12,233
         Loans payable to related parties                            7,920             --
         Accrued officer wages                                          --         33,260
                                                               -----------    -----------
             Total Current Liabilities                              14,475         45,493
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 36,283,477 and 28,095,862 shares
             issued and outstanding, respectively                   36,283         28,096
         Additional paid-in capital                              3,007,923      2,506,233
         Subscriptions receivable                                       --        (70,000)
         Accumulated deficit prior to exploration stage         (1,115,169)    (1,862,852)
         Deficit accumulated during exploration stage           (1,862,852)      (575,370)
                                                               -----------    -----------
             Total Stockholders' Equity                             66,185         26,107
                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    80,660    $    71,600
                                                               ===========    ===========




             See accompanying notes and accountants' review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                     Period from
                                                                                                                    April 8, 2002
                                                       Three Months Ended               Nine Months Ended         (Inception of
                                                            March 31,                      March 31,            Exploration Stage)
                                                      2003            2002            2003            2002           through
                                                                    restated                        restated     March 31, 2003
                                                  (unaudited)     (unaudited)     (unaudited)      (unaudited)     (unaudited)

REVENUES                                           $      -        $      -        $      -        $       -         $      -
                                                  ---------       ---------       ---------       ----------        ---------
EXPENSES
     Consulting and professional fees               101,952           9,182         241,952            9,182          261,952
     Exploration costs                               70,305          42,209         250,000           42,209          655,000
     General and administrative expenses              5,896           3,239          47,847            3,239           66,024
                                                  ---------       ---------       ---------       ----------        ---------
        TOTAL EXPENSES                              178,153          54,630         539,799           54,630          982,976
                                                  ---------       ---------       ---------       ----------        ---------

LOSS FROM OPERATIONS                               (178,153)        (54,630)       (539,799)         (54,630)        (982,976)

OTHER INCOME (EXPENSE)
     Gain on forgiveness of debt, net of tax              -               -               -           32,359                -
     Loss on sale of mining equipment                     -               -               -                -         (132,193)

LOSS FROM CONTINUING OPERATIONS                    (178,153)        (54,630)       (539,799)          32,359       (1,115,169)

INCOME TAXES                                              -               -               -                -                -
                                                  ---------       ---------       ---------       ----------        ---------

NET LOSS FROM CONTINUING OPERATIONS                (178,153)        (54,630)       (539,799)         (22,271)      (1,115,169)

LOSS FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                  -         (26,818)              -         (195,682)               -
                                                  ---------       ---------       ---------       ----------        ---------

NET LOSS                                          $(178,153)        (81,448)       (539,799)        (217,953)    $ (1,115,169)
                                                  =========       =========       =========       ==========        ==========

EARNINGS PER SHARE, BASIC AND DILUTED:

     FROM CONTINUING OPERATIONS                   $   (0.01)      $     nil       $   (0.02)      $    (0.00)
                                                  =========       =========       =========       ==========

     FROM DISCONTINUED OPERATIONS                 $     nil       $     nil       $     nil       $    (0.01)
                                                  =========       =========       =========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING, BASIC AND DILUTED       35,016,811      20,128,341      29,548,715       18,761,290
                                                 ==========      ==========      ==========       ==========




             See accompanying notes and accountants' review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                   Deficit
                                                   Common Stock        Additional                  During
                                               Number                   Paid-in    Subscription  Exploration
                                              of Shares     Amount      Capital      Receivable     Stage
                                              ----------   ---------  -----------  ------------  ------------
Balance, June 30, 2001                        18,654,580    $ 18,654    1,265,282  $        -    $        -

Issuance of common stock for services at an
   average of $0.05 per share                  2,300,000       2,300      112,700           -             -

Cancellation of stock used as payment for debt(3,000,000)     (3,000)     (32,000)          -             -

Options exercised as payment for services
   at $0.05 per share                            700,000         700       34,300           -             -

Issuance of common stock for debt retirement
   at $0.15 per share                          4,421,282       4,422      658,771           -             -

Issuance of stock for mining rights            3,000,000       3,000      327,000           -             -

Options exercised at $0.07 per common share    2,000,000       2,000      138,000     (70,000)            -

Options exercised as payment for services at
   $0.11 per common share                         20,000          20        2,180           -             -

Net loss for the year ended June 30, 2002              -           -            -           -      (575,370)
                                             -----------    ---------   ---------   ---------   -----------
Balance, June 30, 2002                        28,095,862      28,096    2,506,233     (70,000)     (575,370)

Options exercised as payment for services
   at $0.09 per common share                     500,000         500       44,500           -             -

Subscriptions received                                 -           -            -      70,000             -

Options exercised as payment for services
   at $0.05 per common share                   1,300,000       1,300       67,700           -             -

Options exercised for  of $150,000 and services
   at $0.06 per common share                   3,400,000       3,400      202,000           -             -

Options exercised as payment of legal services
   at $0.04 per common share                      39,000          39        1,521           -             -

Issuance of stock for services at $0.08
   per share                                     600,000         600       47,400

Issuance of stock for debt
   at $0.06 per common share                   2,348,615       2,348      138,569           -             -

Net loss for the nine months ended
   March 31, 2003    (unaudited)                       -           -            -           -      (539,799)
                                             -----------    ---------   ---------   ---------   -----------
Balance, March 31,2003     (unaudited)        36,283,477 $    36,283    3,007,923  $        -   $(1,115,169)
                                             ===========    =========   =========  ==========   ===========





                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                   Continued



                                                            Accumulated
                                                            Deficit Prior       Total
                                                            Exploration      Stockholders'
                                                               Stage            Equity
                                                          ---------------   --------------
Balance, June 30, 2001                                    $  (1,634,303)      $ (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                      -             115,000

Cancellation of stock used as payment for debt                     -             (35,000)

Options exercised as payment for services
   at $0.05 per share                                              -              35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                              -             663,193

Issuance of stock for mining rights                                -             330,000

Options exercised at $0.07 per common share                        -              70,000

Options exercised as payment for services at
   $0.11 per common share                                          -               2,200

Net loss for the year ended June 30, 2002                      (228,549)        (803,919)
                                                            ------------      ----------
Balance, June 30, 2002                                       (1,862,852)          26,107

Options exercised as payment for services
   at $0.09 per common share                                       -              45,000

Subscriptions received                                             -              70,000

Options exercised as payment for services
   at $0.05 per common share                                       -              69,000

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                       -             205,400

Options exercised as payment of legal services
   at $0.04 per common share                                       -               1,560

Issuance of stock for services at $0.08
   per share                                                       -              48,000

Issuance of stock for debt
   at $0.06 per common share                                       -             140,917

Net loss for the nine months ended
   March 31, 2003 (unaudited)                                      -            (539,799)
                                                         --------------       ----------
Balance, March 31, 2003   (unaudited)                     $  (1,862,852)      $   66,185
                                                         ==============       ==========


             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Period from
                                                                                      April 8, 2002
                                                                                     (Inception of
                                                               Nine Months Ended   Exploration Stage)
                                                                    March 31,           through
                                                                2003         2002    March 31, 2003
                                                            (unaudited)  (unaudited)   (unaudited)
                                                            -----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(539,799)   (217,953)   $(1,115,169)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
             Loss on sale of mining equipment                       --          --        132,193
             Stock issued for officer's wages and services     218,560     150,000        220,760
             Stock issued for debt                             140,917     663,193        140,917
             Forgiveness of debt                               (32,359)         --
             Stock issued for exploration costs                     --          --        330,000
             Expenses paid on behalf of the Company                 --          --         42,610
     (Decrease) increase in:
             Accounts payable                                   (5,678)       (278)        (2,207)
             Related party loans payable                         7,920    (531,193)         7,920
             Accrued officer wages                             (33,260)   (133,015)       (13,260)
Net cash used by discontinued operations                            --      54,365             --
                                                             ---------    --------       --------
Net cash used by operating activities                         (211,340)    (47,240)      (256,236)
                                                             ---------    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:                               --          --             --
                                                             ---------    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party loans                              --      46,663             --
     Proceeds from subscriptions receivable                     70,000          --         70,000
     Proceeds from exercise of options                         150,000          --        220,000
                                                             ---------    --------       --------
Net cash provided  by financing activities                     220,000      46,663        290,000
                                                             ---------    --------       --------

Increase (decrease) in cash                                      8,660        (577)        33,764

Cash, beginning of period                                       26,600       2,881          1,496
                                                             ---------    --------       --------
Cash, end of period                                          $  35,260       2,304    $    35,260
                                                             =========    ========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                           $      --          --     $       --
                                                             =========    ========    ===========
     Income taxes paid                                       $      --          --     $       --
                                                             =========    ========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Options exercised for officer's wages and services      $ 218,560     150,000    $   220,760
     Common stock issued for mining rights                   $      --          --    $   330,000
     Common stock issued for debt                            $ 140,917          --    $   140,917
     Gain on forgiveness of debt                             $              32,359    $        --
     Note receivable from sale of mining equipment           $      --          --    $    45,000



            See accompanying noates and accountant's review report.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the year ended June 30, 2002 nor during the period ended March 31, 2003.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003




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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account maintained in United States dollars is not insured. As of March 31, 2003, a total of $34,213 was at risk.

Fair Value of Financial Instruments

The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company at March 31, 2003. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition

Sales are recorded when minerals are delivered to the purchaser.

Exploration Stage

The Company began a new exploration stage on April 8, 2002 at which time it commenced the exploration of the Napal Gold Property, which is not yet under production.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



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

Restatement and Reclassification

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. The reclassification principally consists of revised reporting of operating results of Apolo Gold CA. which was discontinued in April 2002, and not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of Apolo Gold CA. have been reclassified as discontinued operations for all periods presented.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (continued)

At March 31, 2003, the Company had net deferred tax assets of approximately $900,000 principally arising from approximate net operating loss carry forwards of $2,700,000 for income tax purposes, which expire in the years 2013 through 2023. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

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

Interim Financial Statements

The interim financial statements for the period ended March 31, 2003, included herein, have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

In December 2002, the "FASB" Financial Accounting Standards Board, issued "SFAS" Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)

stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the Company has not adopted of SFAS 148 therefore it will not have an impact on the Company's financial condition or results of operations.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption will have a material effect on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)

financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2003.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003



NOTE 3 - MINERAL PROPERTIES (Continued)

Indonesia (continued)

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

NOTE 5 - COMMON STOCK

During the nine months ended March 31, 2003, options to purchase 500,000 shares of common stock at $0.09 per share were exercised in exchange for services valued at $45,000. Another 1,300,000 options were exercised to purchase common stock at $0.05 per share in exchange for services valued at $69,000. An additional 39,000 options were exercised for payment of $1,560 in legal services at $0.04 per common share. The Company issued 2,348,615 shares of common stock as payment for debt worth $140,91 and 600,000 shares of common stock for services valued at $48,000. Options amounting to 3,400,000 shares of common stock were exercised for $150,000 cash and services valued at $55,000. The Company received $70,000 as payment of the subscription receivable outstanding at June 30, 2002.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003


NOTE 5 - COMMON STOCK (Continued)

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


                                                                                             Number of securities
                                     Number of securities to        Weighted-average        remaining available for
  Equity compensation plans not      be issued upon exercise       exercise price of         future issuance under
   approved by security holders       of outstanding options      outstanding options      equity compensation plans

2000 stock option plan                       5,000,000                   $0.14                            -
2002 stock option plan                       5,000,000                    0.10                            -
2003 stock option plan                       7,500,000                    0.05                    2,700,000
                                    ------------------------                                -------------------
Total                                      17,500,000                                              2,700,000
                                    ========================                                ===================

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003


NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

                                                                                            Weighted Average
                                                                        Number of Shares     Exercise Price
                                                                        ----------------     --------------
  Outstanding at 6/30/01                                                    3,510,000        $       0.15
  Granted                                                                   2,520,000                0.09
  Exercised                                                                (2,720,000)               0.07
  Forfeited                                                                          -                  -
                                                                        ---------------     --------------
  Outstanding at 6/30/02                                                    3,310,000       $        0.14
                                                                        ===============     ==============
  Options exercisable at 6/30/02                                            3,310,000       $        0.14
                                                                        ===============     ==============
 Weighted average fair value of options granted during 2002             $        0.08
                                                                        ===============

                                                                                            Weighted Average
                                                                        Number of Shares     Exercise Price
                                                                        ---------------     --------------

  Outstanding at 6/30/02                                                    3,310,000       $        0.14
  Granted                                                                   8,339,000                0.07
  Exercised                                                                (4,839,000)               0.06
  Forfeited                                                                  (600,000)               0.14
                                                                        ---------------     --------------
  Outstanding at 03/31/03                                                   6,210,000       $        0.10
                                                                        ===============     ==============
  Options exercisable at 03/31/03                                           6,210,000       $        0.10
                                                                        ===============     ==============
 Weighted average fair value of options granted during 2003             $        0.07
                                                                        ===============



The Company applies APB Opinion 25 in accounting for its stock option plan. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 8,339,000 during the nine months ended March 31, 2003, and 1,839,000 were exercised for payment of services valued at $161,910 and 3,000,000 were exercised for $150,000 cash and services valued at $55,000.

The Company granted 2,520,000 options during the year ended June 30, 2002. In the same period, 700,000 options were exercised for payment of accrued officer's wages of $35,000 and 2,000,000 options were exercised for $70,000 cash and a $70,000 subscription receivable. In addition, 20,000 options were exercised for legal services provided valued at $2,200.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003

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


                                                  Nine Months Ended
                                                   March 31, 2003
                                                ----------------------
      Net Loss:
               As reported                      $           (539,799)
               Pro forma                        $           (765,799)
      Basic and diluted net loss per share:
               As reported                      $              (0.01)
                  Pro forma                     $              (0.02)

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003


NOTE 7 - RELATED PARTIES (Continued)

During the nine months ended March 31, 2003, a related party paid expenses netting $7,920 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet.

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

Operating Lease

The Company leases office facilities in Vancouver, British Columbia under a month-to-month operating lease which provides for monthly payments of approximately $1,655 in U.S. dollars. During the six months ended March 31, 2003, lease expense totaled approximately $9,930.

Equipment Purchase Contract

During the year ended June 30, 2000, the Company entered into an agreement to purchase equipment located in Venezuela for a series of cash payments totaling $100,000 plus 50,000 shares of its common stock valued at $0.01 per share. During the year ending June 30, 2002, the unpaid balance of $27,500 was forgiven and is included in discontinued operations.

Foreign Operations

The accompanying balance sheet at March 31, 2003 includes $35,260 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2003




NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $539,799 for the nine months ended March 31, 2003 and has an accumulated deficit of $2,978,021 since inception of the Company. The Company currently has no operating mining properties and has limited cash resources.

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

The terms of the Napal Gold Property call for a total payment of $375,000US over a six-year period starting with a down payment of $25,000 plus quarterly payments September 15, 2002, December 15, 2002 and March 31, 2003. Thereafter, payments of $25,000 will be made twice a year until the total obligation is retired. In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000. The payments due on September 15, 2002, December 15, 2002, and March 15, 2003 have all been made and there are currently no payments outstanding.

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

The Company is currently carrying out a drilling program on the NUP property. This program was a delayed about one month but got underway in mid April 2003. The initial plan is to drill between 4 and 7 holes to ascertain additional data on the veins. Management is interested in the depth of these veins. The drilling program has been slower than anticipated due to seasonal weather concerns. Initial results on the drilling should be available by mid May 2003.

The Company has three stock option plans adopted in July 2000, May 2002, and November 2002. The plans provide that the Company's board of directors may exercise its discretion in awarding options under the plans. The Board determines the per share option price for the stock subject to each option. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

 -------------------------------------------------------------------------------------------------------------------
 Equity compensation plans     Number of securities to be         Weighted - average      Number of securities
 not approved by  security     issued upon exercise of            exercise price of       remaining available for
 holders                       outstanding options                outstanding options     future issuance under
                                                                                          equity compensation plans
 ----------------------------- ---------------------------------- ----------------------- --------------------------
 2000 stock option plan        5,000,000                          $0.14                   -
 ----------------------------- ---------------------------------- ----------------------- --------------------------
 2002 stock option plan        5,000,000                          $010                    -
 ----------------------------- ---------------------------------- ----------------------- --------------------------
 2003 stock option plan        7,500,000                          $0.05                   2,100,000
 ----------------------------- ---------------------------------- ----------------------- --------------------------
 TOTAL                         17,500,000                                                 2,100,000
 -------------------------------------------------------------------------------------------------------------------




PAGE>

Results of Operations

---------------------

During the 3 months ending March 31, 2003, the Company has continued its development work, including additional trenching, and engineering analysis on the NUP property near Bandar Lampung, Sumatra, Indonesia.

During the three-month period ending March 31, 2003, expenses requiring cash are primarily exploration costs in Sumatra and modest overhead costs in the Corporate head office. Expenses incurred for the three months ending March 31, 2003 include exploration costs of $70,305, covering on-site costs for Company personnel in Indonesia, and consulting & professional fees of $101,952. For the three months ended March 31, 2003 operating losses amounted to $178,153 and for the nine months ending March 31, 2003, operating losses amounted to $539,799. Exploration costs for the nine months ending March 31, 2003 amounted to $250,000.This includes outside engineering consulting as well as Company personnel. The Company continues to monitor its cash expenses very carefully while it proceeds with its drilling program.

The Company is aware it does not currently have sufficient funds on hand to conduct its operations. While it does not have sufficient funds on hand at the present time, the Company plans to continue raising funds through shareholder and director loans, and private placement financing.

The Company has no employees other than officers and also uses various consultants where necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 36,283,477 shares outstanding with common shares and additional paid in capital of $3,007,923 and share capital of $36,283. Proceeds from sale of common shares during the nine months ending March 31, 2003 have been used for development of its property in Sumatra Indonesia. The focus of the Company is Sumatra Indonesia and all other property arrangements have been abandoned.

The Company has at March 31, 2003, cash on hand of $35,260. This is not sufficient to finance the drilling program and finance general corporate expenses. Accordingly, the Company intends to raise additional funds through private placement financing shareholder loans and other corporate loans or financings.

Inflation has not been a factor during the nine months ending March 31, 2003. There is no capital expenditure requirements for Sumatra at the present time. The funding requirements are for completion of a drilling program.

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

APOLO GOLD, INC.

Dated: May 15, 2003



/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Director

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

BY:   /s/ Robert Dinning                     Subscribed and sworn to
      -----------------------------------    before me this 15th day of
      Robert Dinning, President and C.E.O.   May 2003
      (Principal Executive Officer) and
      (Principal Financial Officer)

DATE: May 15, 2003                            /s/
                                              -------------------------
                                              Notary Public
                                              My Commission Expires: