Form 10KSB
period 2003-06-30
APOLO GOLD INC
filed 2003-09-22
CIK 1040721

FORM 10-KSB

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington D.C. 20549
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003 OR

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (19,571,150) shares) based on the average bid and asked price as of September 5, 2003 being $.05 per share: $978,558.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,219,589 shares of Common Stock as of September 5, 2003.

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

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

History

Apolo Gold, Inc, (the Company) was incorporated in March 1997 under the laws of the State of Nevada for the purpose of financing and operating precious metals concessions.

The initial thrust of the Company was exploring opportunities in Latin and South America. To that end, the - Company formed a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the diamond and gold mining concession known as Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

On April 19, 2001, the Company executed an amendment to the 1999 agreement re CODSA 13 and tested the property from May 1, 2001 to early July 2001. Results were not acceptable and the Company closed the camp on August 6, 2001. A letter was delivered to Empresa Proyectos Goldma C.A. advising them that Compania Minera Apologold, C.A. was abandoning the Codsa 13 site because of unacceptable testing results.

After withdrawing from the property in Venezuela, the Company spent several months examining other potential projects around the world. Over the past ten years, management -had spent considerable time testing properties located in Indonesia, and in particular, on the island of Sumatra. In February 2001, the Company - signed a letter of Intent re property in South Lampung, Sumatra, but certain local legal issues prevented further pursuit of this site and the agreement was subsequently cancelled.

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

The NUP property, has characteristics of Indonesian volcanic-hosted, low-sulphidation, ephitermal gold-silver deposit Mio-Pliocene age, hosted within the Sunda magmatic arc and spatially associated with the Sumatra Fault System. The property displays high silver to gold ratios such as most of the Sunda arc deposits. Five hundred kilometers northward, along the same Sumatra Fault is located the richest gold mine in Indonesia, the Lebong Donok. This mine was first put into production in 1896.

Apolo Gold Inc. to date has made payments amounting to $100,000 on the property, with a balance remaining of $275,000. The Company is obligated to make semi-annual payments of $25,000 until the balance owing of $275,000 is completed.

Apolo Gold Inc. commenced geology mapping and sampling in the summer of 2002. Previous exploration had been undertaken on the NUP property including trenching, mapping and sampling. Previous workings had identified seven structures that required further evaluation. In July 2002, Apolo Gold Inc. engaged the services of Alex Boronowski, P.Geo, F.G.A. to provide a Preliminary Independent Geological Report. This report was received in September 2002 and it recommended a drilling program be carried out to further define the structures. The Company followed up with an Independent Report from Peter Bojtos, P.Eng. to review all existing data, and comment on proposals for moving forward. Mr. Bojtos issued a report in December 2002 that confirmed existing recommendations for drilling.

Operations

The NUP property in Sumatra, Indonesia is the only project being developed by the Company at this time. All previous exploration activities in other parts of the World have been terminated.

The Company has no employees in Sumatra other than Company officers and contracts for all services required. The President of Apolo Gold Inc. heads up the exploration program in Sumatra and aside from Independent Mining Consultants, hires locally for all required services.

Corporate headquarters are located in Vancouver B.C. where the Company leases space at #1458-409 Granville St. V6C 1T2.

Principal Markets

The products produced by the Company are sold on world markets at prices established by market forces. These prices are not within the control of the Company.

Government Regulation

The Company is aware of environmental requirements in the operation of a concession. The Company is subject to regular inspections by Government authorities and is also subject to a royalty of 3.5% on production. The Company is comfortable with the requirements and regulations and will abide by them.

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

     4. Foreign Operations Risks are significant as its principal business operations will be located in Sumatra, Indonesia. Although management intends to and has abided by all laws of the country, including procurement of all necessary permits, licenses, and other regulatory approvals, the Company has no control over the regulatory climate and the possible changes in laws and regulations. There are no known political issues in South Sumatra where the property is located and the Company is pleased with the level of cooperation needed to develop the project as contemplated.

     5. Competition is more in the area of ability to sell at world prices, which the Company cannot control, and the Company competes for access to the world markets with its products.

     6. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

     7. There are currently 39,219,589 common shares outstanding at September 5, 2003 out of a total authorized capital of 200,000,000 shares. There are 160,780,411 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     8. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital and development of its NUP property in Sumatra.

Company's Office

     The Company's administrative headquarters are located at #1458-409 Granville St, Vancouver, BC, Canada V6C 1T2 and its telephone number is 604-687-4150

ITEM 2 - Description of Property

Location and Title

On April 16, 2002, the Company acquired a gold/silver property from Pt. Napal Umbar Picung known as "NUP". This gold-silver property is located 48 kilometers south west of Bandar Lampung on the Island of Sumatra, Indonesia. This is a
733.9 hectare gold-silver property referred to as KP Number KW. 098PP325. The property has a mineral tenure license for exploration and exploitation and is held in the name of Napal Umbar Picung, a requirement under Indonesian law. The KP is in good standing and has been in existence for 10 years. The property is in good standing and all payments required to date, $100,000, have been made. The total purchase price for the NUP property is $375,000.

The Company abandoned a previous concession in the State of Bolivar, in Venezuela in the summer of 2001.

The Company also cancelled a letter of intent re the Ferguson Lake Project in North West Territories.

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

        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        Sept 30, 2002        $0.07             $0.07
        Dec  31, 2002        $0.08             $0.06
        March 30,2003        $0.05             $0.05
        June 30, 2003        $0.05             $0.05

As of September 5, 2003, there were 52 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

The Company has a Stock Option Plan, the "Apolo Gold Inc., 2003 Stock Option Plan" (the "Plan"). The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 7,500,000 shares. The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.


             Plan category       Number of securities to       Weighted average        Number of securities
                                 be issued upon exercise      exercise price of      remaining available for
                                 of outstanding options,     outstanding options,        future issuance
                                 warrants and rights         warrants and rights
Equity compensation plans
approved by security                       0                                                    0
holders

Equity compensation plans
not approved by security               5,510,000                      0.11                    388,888
holders

Total                                  5,510,000                      0.11                    388,888


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, due to poor testing results and the property abandoned.

On April 16, 2002, the Company announced the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work carried out, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 7 parallel veins have been exposed by trenching across mineralized zones. The Napal Gold Property is in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

The terms of the Napal Gold Property call for a total payment of $375,000 US over a six-year period starting with a down payment of $25,000 plus quarterly payments of $25,000 to March 15, 2003. Thereafter, payments of $25,000 will be made twice a year until the total obligation is retired. In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000.

During the year, the Company engaged two independent consultants to assist in evaluation of the property and to assist in development of a necessary program to determine values potential operating alternatives.

The Company in the summer of 2002 commenced with mapping and sampling with trenching and sampling of 12 trenches for a total of 1,189 meters (3,900 ft). This was followed up with a drilling project of 500 meters (1,640 ft). Sampling results indicate a large area of good anomalous gold-silver and many lenses of high-grade gold and silver.

Drilling for the first phase was completed in late May 2003 and initial indications are that the drilling has identified a low grade, large tonnage open pit operation.

The area identified for a bulk sampling program measures 350 meters by 300 meters and is 70 meters deep. This converts to 20,000,000 tonnes of mineralized material. Indicated findings to date are 1.32 grams of gold per tonne and 15 grams of silver per tonne. More exploration is required to confirm initial findings. The area identified for initial sampling represents about 4 hectares out of the 733.9 hectares comprising the NUP property. The Company has access to a 300 ton a day mill in the area that will allow it to carry out the bulk-sampling program to process the high-grade lenses previously identified.

The Company intends to raise additional capital in order to carry out the bulk-sampling program. The Company is exploring loans, equity and joint ventures as possible alternatives. There is no assurance that said funds can be obtained for the program.

The Company currently does not have sufficient funds to carry out its proposed programs and there is no assurance that the necessary funds required will be raised.

Results of Operations - Period From July 01, 2002 to June 30, 2003

REVENUES: The Company had no revenues in the past fiscal year as it focused on trenching, and a preliminary drilling program.

During the fiscal year ending June 30, 2003, the Company had exploration costs of 353,506 as compared to 405,000 the previous year. This included the cost of all consultants engaged regarding the development of the property, drilling costs, and the cost of trenching, mapping etc.

EXPENSES: During the year ending June 30 2003, the Company incurred total expenses of $685,997 compared to $443,177 the previous year.

These expenses were all related to exploration costs re the Napal Gold Property in Sumatra, Indonesia.

In addition to expenses, the Company incurred a loss of $45,000 as a result of the sale of mining equipment in Venezuela that has not been collected. This brought total expenses for June 30, 2003 to $ 730,997. Cash expenses during the year amounted to $391,756 and stock was issued covering $294,241 for total expenses of $685,997.

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

The Company has no employees at the present time other than its Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at June 30, 2003 was $553 and the Company recognizes it does not have sufficient funds to conduct ifs affairs. It fully intends to seek financing by way of loans, private placements or a combination of both.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total debts of $19,302, plus loans from related parties of $35,983.

At September 5, 2003, the Company had 39,219,589 shares of common stock outstanding and has raised total capital to date of approximately $ 3,138,000.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2003. While inflationary forces are moderately higher in the current year, it is not considered a factor in capital expenditures or production activities.

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

[WILLIAMS & WEBSTER LOGO]

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


Board of Directors
Apolo Gold, Inc.
Vancouver, British Columbia
CANADA



                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Apolo Gold, Inc., an exploration stage company and Nevada corporation, as of June 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from April 8, 2002 (inception of exploration stage) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from April 8, 2002 (inception of exploration stage) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has no revenues and limited cash. In addition, the Company's significant operating losses and default on its equipment sales contract raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WIlliams & Webster, P.S.
-----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 5, 2003


                                          APOLO GOLD, INC.
                                   (An Exploration Stage Company)
                                    CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           June 30,
ASSETS                                                               2003              2002
                                                                ---------------     ------------
     CURRENT ASSETS
         Cash                                                 $            553   $       26,600
         Note receivable, equipment sale                                     -           45,000
                                                                ---------------     ------------
            Total Current Assets                                           553           71,600
                                                                ---------------     ------------

TOTAL ASSETS                                                  $            553   $       71,600
                                                                ===============     ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES
         Accounts payable and accrued expenses                $         12,647   $       12,233
         Accrued expenses                                                6,655                -
         Loans payable, related parties                                 28,063                -
         Accrued officer wages                                           7,920           33,260
                                                                ---------------     ------------
            Total Current Liabilities                                   55,285           45,493
                                                                ---------------     ------------

     COMMITMENTS AND CONTINGENCIES                                           -                -
                                                                ---------------     ------------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 38,294,589 and 28,095,862 shares
            issued and outstanding, respectively                        38,294           28,096
         Additional paid-in capital                                  3,100,511        2,506,233
         Subscriptions receivable                                      (25,000)         (70,000)
         Accumulated deficit prior to exploration stage             (1,862,852)      (1,862,852)
         Deficit accumulated during exploration stage               (1,306,367)        (575,370)
         Accumulated other comprehensive income                            682                -
                                                                ---------------     ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (54,732)          26,107
                                                                ---------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $            553   $       71,600
                                                                ===============     ============


   The accompanying notes are an integral part of these financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                April 16, 2002
                                                                                                (Inception of
                                                              Year Ended        Year Ended    Exploration Stage)
                                                               June 30,          June 30,          Through
                                                                 2003              2002         June 30, 2003
                                                             --------------   ---------------   --------------
REVENUES                                                   $             -  $              -  $             -
                                                             --------------   ---------------   --------------

COST OF REVENUES
     Direct costs                                                        -                 -                -
     Indirect costs                                                      -                 -                -
                                                             --------------   ---------------   --------------
TOTAL COST OF REVENUES                                                   -                 -                -
                                                             --------------   ---------------   --------------

GROSS PROFIT (LOSS)                                                      -                 -                -
                                                             --------------   ---------------   --------------

EXPENSES
     Consulting and professional fees                              258,000            20,000          278,000
     Exploration costs                                             353,506           405,000          758,506
     General and administrative expenses                            74,491            18,177           92,668
                                                             --------------   ---------------   --------------
        TOTAL EXPENSES                                             685,997           443,177        1,129,174
                                                             --------------   ---------------   --------------

LOSS FROM OPERATIONS                                              (685,997)         (443,177)      (1,129,174)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                              (45,000)         (132,193)        (177,193)
     Gain on forgiveness of debt                                         -            32,360                -
                                                             --------------   ---------------   --------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (730,997)         (543,010)      (1,306,367)

INCOME TAXES                                                             -                 -                -
                                                             --------------   ---------------   --------------

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES                    -          (260,909)               -

INCOME TAXES                                                             -                 -                -
                                                             --------------   ---------------   --------------

NET LOSS                                                    $     (730,997)  $      (803,919)  $   (1,306,367)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain                                 682                 -              682
                                                             --------------   ---------------   --------------

COMPREHENSIVE INCOME (LOSS)                                 $     (730,315)  $      (803,919)  $   (1,305,685)
                                                             ==============   ===============   ==============

     FROM CONTINUING OPERATIONS                             $        (0.02)  $         (0.03)
                                                             ==============   ===============

     FROM DISCONTINUED OPERATIONS                           $            -   $           nil
                                                             ==============   ===============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:        32,494,605        20,228,128
                                                             ==============   ===============


   The accompanying notes are an integral part of these financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)


                                                     Common Stock                                        Accumulated
                                             ---------------------------   Additional                   Deficit Prior
                                                 Number                      Paid-in      Subscriptions to Exploration
                                                of Shares      Amount        Capital      Receivable       Stage
                                             ---------------------------  -------------  ------------  --------------

Balance, June 30, 2000                           17,573,580 $    17,573 $    1,160,023 $           - $    (1,193,859)

Options exercised at an average of $0.14 per
   share for cash                                   431,000         431         60,909             -               -

Issuance of common stock and exercise
   of options at an average of $0.07 per
   share for cash                                   650,000         650         44,350             -               -

Net loss for the year ended June 30, 2001                 -           -              -             -        (440,444)
                                             ---------------  ----------  -------------  ------------  --------------

Balance, June 30, 2001                           18,654,580      18,654      1,265,282             -      (1,634,303)

Issuance of common stock for services at an
   average of $0.05 per share                     2,300,000       2,300        112,700             -               -

Cancellation of stock used as payment
   for debt                                      (3,000,000)     (3,000)       (32,000)            -               -

Options exercised as payment for services
   at $0.05 per share                               700,000         700         34,300             -               -

Issuance of common stock for debt retirement
   at $0.15 per share                             4,421,282       4,422        658,771             -               -

Issuance of stock for mining rights               3,000,000       3,000        327,000             -               -

Options exercised at $0.07 per common share       2,000,000       2,000        138,000       (70,000)              -

Options exercised as payment for services at
   $0.11 per common share                            20,000          20          2,180             -               -

Net loss for the year ended June 30, 2002                 -           -              -             -        (228,549)
                                             ---------------  ----------  -------------  ------------  --------------

Balance, June 30, 2002                           28,095,862 $    28,096  $   2,506,233  $    (70,000)  $  (1,862,852)
                                             ---------------  ----------  -------------  ------------  --------------




                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                  (Continued)



                                                   Accumulated    Accumulated       Total
                                                  Deficit During    Other       Stockholders'
                                                  Exploration    Comprehensive    Equity
                                                     Stage          Income       (Deficit)
                                                 -------------  -------------- -------------

Balance, June 30, 2000                           $          -    $          -   $   (16,263)

Options exercised at an average of $0.14 per
   share for cash                                           -               -        61,340

Issuance of common stock and exercise
   of options at an average of $0.07 per
   share for cash                                           -               -        45,000

Net loss for the year ended June 30, 2001                   -               -      (440,444)
                                                 -------------  -------------- -------------

Balance, June 30, 2001                                      -               -      (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                               -               -       115,000

Cancellation of stock used as payment
   for debt                                                 -               -       (35,000)

Options exercised as payment for services
   at $0.05 per share                                       -               -        35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                       -               -       663,193

Issuance of stock for mining rights                         -               -       330,000

Options exercised at $0.07 per common share                 -               -        70,000

Options exercised as payment for services at
   $0.11 per common share                                   -               -         2,200

Net loss for the year ended June 30, 2002            (575,370)              -      (803,919)
                                                 -------------  -------------- -------------

Balance, June 30, 2002                           $   (575,370)   $          -   $    26,107
                                                 -------------  -------------- -------------


   The accompanying notes are an integral part of these financial statements.



                                APOLO GOLD, INC.
                         (An Exploration State Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                    Common Stock                                         Accumulated
                                             ---------------------------    Additional                   Deficit Prior
                                                 Number                      Paid-in    Subscriptions   to Exploration
                                                of Shares      Amount        Capital      Receivable       Stage
                                             ---------------------------  -------------  ------------  --------------

Balance, June 30, 2002                           28,095,862 $    28,096  $   2,506,233  $    (70,000)$    (1,862,852)

Options exercised as payment for services
   at $0.09 per common share                        500,000         500         44,500             -               -

Subscriptions received                                    -           -              -        70,000               -

Options exercised as payment for services
   at $0.05 per common share                      1,300,000       1,300         67,700             -               -

Options exercised for cash of $150,000
   and services at $0.06 per common share         3,400,000       3,400        201,600             -               -

Options exercised as payment of legal
   services at $0.04 per common share                39,000          39          1,521             -               -

Issuance of stock for services at
   $0.08 per share                                  600,000         600         47,400             -               -

Issuance of stock for debt
   at $0.06 per common share                      2,348,615       2,348        138,568             -               -

Options exercised for cash at
   $0.045 per common share                        1,111,112       1,111         48,889             -               -

Options exercised at $0.05 per share
   for subscription receivable                      500,000         500         24,500       (25,000)              -

Options exercised as payment for services
   at $0.05 per share                               400,000         400         19,600             -               -

Net loss for the year ended June 30, 2003                 -           -              -             -               -

For currency translation gain                             -           -              -             -               -
                                             ---------------  ----------  -------------  ------------  --------------
Balance, June 30, 2003                           38,294,589 $    38,294  $   3,100,511  $    (25,000) $   (1,862,852)$
                                             ===============  ==========  =============  ============  ==============







                                APOLO GOLD, INC.
                         (An Exploration State Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)

                                                    Accumulated    Accumulated       Total
                                                    Deficit During    Other       Stockholders'
                                                   Exploration    Comprehensive     Equity
                                                      Stage          Income        (Deficit)
                                                  -------------  -------------- -------------

Balance, June 30, 2002                           $    (575,370)   $          -   $    26,107

Options exercised as payment for services
   at $0.09 per common share                                 -               -        45,000

Subscriptions received                                       -               -        70,000

Options exercised as payment for services
   at $0.05 per common share                                 -               -        69,000

Options exercised for cash of $150,000
   and services at $0.06 per common share                    -               -       205,000

Options exercised as payment of legal
   services at $0.04 per common share                        -               -         1,560

Issuance of stock for services at
   $0.08 per share                                           -               -        48,000

Issuance of stock for debt
   at $0.06 per common share                                 -               -       140,916

Options exercised for cash at
   $0.045 per common share                                   -               -        50,000

Options exercised at $0.05 per share
   for subscription receivable                               -               -             -

Options exercised as payment for services
   at $0.05 per share                                        -               -        20,000

Net loss for the year ended June 30, 2003             (730,997)              -      (730,997)

For currency translation gain                                -             682           682
                                                  -------------  -------------- -------------
Balance, June 30, 2003                            $ (1,306,367)  $         682  $    (54,732)
                                                  =============  ============== =============



   The accompanying notes are an integral part of these financial statements.


                                APOLO GOLD, INC.
                         (An Exploration State Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Period from
                                                                                                        April 16, 2002
                                                                                                        (Inception of
                                                                   Year                Year            Exploration Stage)
                                                                  Ending              Ending               Through
                                                              June 30, 2003        June 30, 2002        June 30, 2003
                                                            ---------------     ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $        (730,997)  $         (803,919)   $       (1,306,367)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                                 -               54,365                     -
            Gain on abandonment of mining property                       -                    -                     -
            Loss on sale of mining equipment                        45,000              132,193               177,193
            Stock issued for officer's wages and services                -              152,200                 2,200
            Stock issued for current debt                          140,916                    -               140,916
            Stock issued for professional services                 218,560                    -               218,560
            Stock issued for exploration costs                      20,000              330,000               350,000
            Forgiveness of debt                                          -              (32,359)                    -
            Expenses paid on behalf of Company                           -                    -                42,610
     Decrease (increase) in:

         Accounts receivable                                             -                    -                     -
     (Decrease) increase in:
         Accounts payable                                              414                3,471                 3,885
         Accrued expenses                                            6,655               (3,750)                6,655
         Accrued officer wages                                     (25,340)              20,000                (5,340)
         Short-term notes payable                                        -                    -                     -
Net cash (used) provided by discontinued operations                                      54,855                     -
                                                            ---------------     ----------------     -----------------
Net cash (used) by operating activities                           (324,792)             (92,944)             (369,688)
                                                            ---------------     ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                    -                    -                     -
                                                            ---------------     ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                          28,063               46,663                28,063
     Proceeds from sale of common stock                            270,000               70,000               340,000
                                                            ---------------     ----------------     -----------------
Net cash provided  by financing activities                         298,063              116,663               368,063
                                                            ---------------     ----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                    (26,729)              23,719                (1,625)

Other comprehensive income - Foreign currency translation              682                    -                   682

Cash, beginning of year                                             26,600                2,881                 1,496
                                                            ---------------     ----------------     -----------------

Cash, end of year                                        $             553   $           26,600    $              553
                                                            ===============     ================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                       $               -   $                -    $                -
                                                            ===============     ================
     Income taxes paid                                   $               -   $                -    $                -
                                                            ===============     ================     =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                    $         218,560   $          152,200    $          218,560
     Common stock issued for  current debt               $         140,916   $                -    $          140,916
     Common stock issued for exploration costs           $          20,000   $          330,000    $          350,000
     Note receivable from sale of mining equipment       $               -   $           45,000    $           45,000






   The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the years ended June 30, 2002 and 2003.

Apologold C.A. began production in the State of Bolivar, Venezuela in November 1999 using an open pit mining process. In June 2001, the Company abandoned its Venezuelan property. During the year ended June 30, 2002, the Company determined that further activity in Venezuela was not economically feasible and thereafter discontinued all operations within this country.

On April 16, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, not yet under production. See Note 3.

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

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiary, Apologold C.A. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

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

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account maintained in United States dollars is not insured. As of June 30, 2003, a total of $1,187 was at risk.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company at June 30, 2003. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



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

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser.

Exploration Stage
-----------------
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, which is not yet under production.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration and Development Costs
-----------------------------------------
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no ore body able to be mined is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Reclamation Costs
-----------------
Although Venezuela requires that a bond be posted prior to depletion of mineral reserves, the Company elected not to post a bond for its Venezuelan property, which was subsequently abandoned. Management is confident that there is no further liability related to this site.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy is to recognize the cost of compensated absences when actually paid to employees. If the amount were estimatable, it would not be currently recognized, as the amount would be deemed immaterial.

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

At June 30, 2003, the Company had net deferred tax assets of approximately $1,046,000 principally arising from approximate net operating loss carry forward of $3,170,000 for income tax purposes, which expire in the years 2013 through 2023. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share is the same, as inclusion of common stock equivalents would be antidilutive.

Segment Information
-------------------
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter "SFAS No. 131") in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has abandoned its only operating mining property and has no operating segments at this time.

Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
--------------------------------
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS No. 148 has no impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption will have a material effect on the financial statements of the Company.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
--------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Currently, the Company does not have assets with indeterminate lives.

NOTE 3 - MINERAL PROPERTIES

Indonesia
---------
On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia. The agreement enables the joint venture to acquire the mining rights on the property known as the Napal Gold Property, located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totaling $375,000, payable over six years, and 3,000,000 shares of the Company's restricted common stock, the Company will receive 734 hectares with a Production Permit number KW-098PP325 (KP) in place. Although preliminary sampling on the property indicated the presence of gold, significant additional work will be required to gain a better overview of the potential of the property. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

At June 30, 2003, in accordance with the aforementioned agreement, the Company had paid $100,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 3 - MINERAL PROPERTIES (Continued)

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 8.) Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This site was abandoned during the year ended June 30, 2002, when the Company discontinued operations in Venezuela.

NOTE 4 - NOTE RECEIVABLE
------------------------
During the year ended June 30, 2002, the Company sold its mining equipment for a $45,000 short-term note receivable and realized a loss of $132,193 on this transaction. This note, with a maturation date of September 30, 2002, has not been collected. During the year ended June 30, 2003, the Company charged the note against loss on sale of equipment since the note was originally for the sale of equipment.

NOTE 5 - COMMON STOCK
---------------------
During the year ended June 30, 2003, options to purchase 500,000 shares of common stock at $0.09 per share were exercised in exchange for services valued at $45,000; 2,200,000 options were exercised to purchase common stock at $0.05 per share in exchange for services valued at $114,000; 39,000 options were exercised for payment of $1,560 in legal services at $0.04 per common share; and 1,111,112 options were exercised for cash of $50,000 at $0.045 per share. Options amounting to 3,400,000 shares of common stock were exercised for $150,000 cash and services valued at $55,000. The Company issued 2,348,615 shares of common stock as payment for debt worth $140,916 and 600,000 shares of common stock for services valued at $48,000. The Company received $70,000 as payment of the subscription receivable that was outstanding at June 30, 2002.

During the year ended June 30, 2002, the Company issued 4,421,282 shares of common stock for retirement of related party debt of $663,193. In the same period, 720,000 options were exercised in payment of accrued wages of $35,000 and $2,200 in services, and 3,000,000 common stock shares were rescinded. The rescinded shares were in relation to a transaction that was not completed. The Company issued 2,320,000 shares of common stock in consideration of services provided, which were valued at $117,200. The Company also received $70,000 in cash from the exercise of 2,000,000 options. In addition 3,000,000 shares of common stock, valued at $330,000, were issued for the acquisition of an interest in the Napal Gold Property. See Note 3.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 6 - STOCK OPTIONS
----------------------
The Company has three stock option plans entitled the Apolo Gold, Inc. 2000 Stock Option Plan, Apolo Gold, Inc. 2002 Stock Option Plan, and Apolo Gold, Inc. 2003 Stock Option Plan (hereinafter "the Plans") adopted in July 2000, May 2002, and November 2002, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan and 7,500,000 for the 2003 Plan. The Board determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                            Number of
                                                                                            securities
                                            Number of                                       remaining
                                         securities to be        Weighted-average         available for
                                              issued              exercise price         future issuance
   Equity compensation plans not         upon exercise of         of outstanding           under equity
   approved by security holders        outstanding options            options           compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                    2,210,000                  $ 0.14                       -
  2002 stock option plan                    2,600,000                    0.10                       -
  2003 stock option plan                      700,000                    0.05                 388,888
                                       ---------------------                            -------------------
  Total                                     5,510,000                                         388,888
                                       =====================                            ===================

The following is a summary of stock option activity:

                                                                          Number of Shares         Weighted Average
                                                                                                    Exercise Price
                                                                        ---------------------     --------------------
  Outstanding at June 30, 2002                                                    3,310,000        $      0.14
  Granted                                                                        10,650,112               0.06
  Exercised                                                                      (7,850,112)              0.06
  Forfeited                                                                                -                 -
                                                                        ---------------------     --------------------
  Outstanding at June 30, 2003                                                    5,510,000        $      0.11
                                                                        =====================     ====================
  Options exercisable at June 30, 2003                                            5,510,000        $      0.11
                                                                        =====================     ====================
 Weighted average fair value of options granted during 2003             $              0.06
                                                                        =====================

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003

NOTE 6 - STOCK OPTIONS (Continued)

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 11,150,112 during the year ended June 30, 2003. Of the options issued, 3,339,000 were exercised for payment of services valued at $208,560; 3,400,000 were exercised for $150,000 cash and services valued at $55,000; and 1,111,112 were exercised for cash at $0.045 per share of common stock.

The Company granted 2,520,000 options during the year ended June 30, 2002. In the same period, 700,000 options were exercised for payment of accrued officer's wages of $35,000 and 2,000,000 options were exercised for $70,000 cash and a $70,000 subscription receivable, which was received during the year ended June 30, 2003. In addition, 20,000 options were exercised for legal services provided valued at $2,200.

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


                                                   Year Ended June 30,
                                                          2003
                                                  ----------------------
         Net Loss:
                  As reported                     $           (730,997)
                  Pro forma                       $           (974,997)
         Basic and diluted net loss per share:
                  As reported                     $              (0.02)
                     Pro forma                    $              (0.03)


The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value for 2003 and 2002, respectively: risk-free interest rate is 2.73%, volatility is 159% and expected life is 5 years; risk-free interest rate is 4%, volatility is 99.91% and expected life is 5 years.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003



NOTE 7 - RELATED PARTIES

During the year ended June 30, 2003, a related party paid expenses netting $35,983 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet. Also, during the year ended June 30, 2003, the Company issued 2,348,615 shares for retirement of related party debt of $140,916.

During the year ended June 30, 2002, the Company received $46,663 in cash advances from shareholders. These advances were non interest bearing, uncollateralized and exchanged for stock during the fiscal year ended June 30, 2002. A certain shareholder returned 3,000,000 shares of previously issued common stock that had been given in payment of $35,000 of debt. This amount was reinstated as loan payable to a related party, and subsequently paid via issuance of additional common stock during the year ended June 30, 2002. At June 30, 2002, the Company issued 4,421,282 shares for retirement of related party debt of $663,193.

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

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a month-to-month operating lease that provides for monthly payments of approximately $1,655 in U.S. dollars. During the year ended June 30, 2003, lease expense totaled approximately $22,753.

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

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2003 includes $553 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                  June 30, 2003


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

NOTE 9 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $730,997 for the year ended June 30, 2003 and has an accumulated deficit of $3,169,219 since inception of the Company. The Company currently has no operating mining properties has no revenues, and has limited cash resources.

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

The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Item 8a.  Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 9. Directors, Executive

Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

         (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Martial Levasseur   69   Director, President                             1997
Robert E. Lee       68   Director                                        1997
Robert G. Dinning   64  Director, Chief Financial Officer, Secretary     2000


Business Experience

Martial Levasseur.

Mr. Levasseur is a founder of the Company and has served as its President since inception. Mr. Levasseur's business experience is as follows:

1993-1997    Consultant - La Rock Mining Corp. of Vancouver BC. Studying various projects for La Rock.

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

1993 - 2002      President of La Rock Mining Corp, of Vancouver BC. Handles
                 all administration and continued assessment of property known as Brandy Wine. Company now called Auramex Resource
                 Corp where Mr. Lee currently serves as a director.


Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and member in good standing of the Alberta and Canadian Institute of Chartered Accountants. Mr. Dinning has Operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 30 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company.

         (b)      Significant Employees:  None

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

The Company's three executive officers and directors have each filed Form 5 for the fiscal year ended June 30, 2003.

Item 10. Executive Compensation

         (a) Compensation during the year fiscal year ended June 30, 2003 for Martial Levasseur, President and CEO was $18,000.

     During the year ended June 30, 2003, Mr. Levasseur received $6,000 in cash and $12,000 in restricted stock at $0.06 for a total of $18,000.

     During the year, Mr. Levasseur received the following shares in debt settlement. This includes the compensation mentioned in previous paragraph.

         Name                Amount Owing     Shares Issued     Price Per Share
         ----                ------------     -------------     ---------------
         Martial Levasseur   $ 46,117         768,615           $0.06

         (b) Option/SAR Grants in Last Fiscal Year (Individual Grants): The Company has made the following option grants during the fiscal year ended June 30, 2003:

              Name              Shares Issued     Price       Term
              -------           -------------     -----       ----
            M.Levasseur         700,000           $0.09       June 30, 2007
            R.Lee               700,000           $0.09       June 30, 2007
            R.G. Dinning        700,000           $0.09       June 30, 2007

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

         (f) Employment Contracts And Termination of Employment, And Change-in-control Arrangements

               The Company's officer and directors do not have employment agreements. These salaries have been settled by shares for debt

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 39,219,589 shares of common stock outstanding as of September 05, 2003,

Title of   Name and Address(1)     Position         Amount and Nature     % of
Class      Beneficial Owner                        of Beneficial Owner    Class
--------   -------------------    ----------        -------------------  -------
Common     Martial Levasseur      Director, CEO       7,217,892 (2)       21.4%
           Robert Lee             Director            1,885,602 (3)        8.1%
           Robert Dinning         Director, CFO       1,303,333 (4)        6.6%


            All officers and Directors
            as a Group (3 persons)                   14,716,827            33.8%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1458 - 409 Granville Street, Vancouver, B.C. Canada V6C1T2

(2) Includes 2,753,333 directly in name of Martial Levasseur and 4,464,559 in name Of Van Silver Holdings Inc., a holding company controlled by Martial Levasseur. In addition, Mr. Levasseur holds a stock option for 800,000 common shares, exercisable at $0.14 per share until July 1, 2005, and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(3) Includes a stock option of 710,000 common shares, exercisable at $0.14 per share until July 1, 2005 and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(4) Includes a stock option of 700,000 common shares, exercisable at $0.14 per share until July 1, 2005 and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.


Item 12. Certain Relationships and Related Transactions:      None

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

     (3)(i) Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

     (3)(ii) By-Laws of Corporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)

     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002

     (11)    Statement Re: Computation of Per Share Earnings

     31.1    Sarbanes Oxley Section 302 Certification

     32.1    Sarbanes Oxley Section 906 Certification

B. Reports on Form 8-K: None

Item 14.  Principal Accountant Fees And Services

Williams & Webster PS, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Williams & Webster PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster PS was paid aggregate fees of approximately $15,000 for the fiscal year ended June 30, 2002 and approximately $20,000 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Williams & Webster PS was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster PS was not paid any aggregate fees for the fiscal year ended June 30, 2002 and for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Williams & Webster PS was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 16, 2003

                                /s/ Martial Levasseur
                                --------------------------------------
                                 Martial Levasseur, President/CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Martial Levasseur
-----------------------------
Martial Levasseur               President, Director         September 16, 2003

/s/ Robert E. Lee
-----------------------------
Robert E. Lee                   Director                    September 16, 2003

/s/ Robert G. Dinning
-----------------------------
Robert G. Dinning               Chief Financial Officer,
                                Secretary, Director         September 16, 2003