Form 10QSB
period 2003-09-30
APOLO GOLD INC
filed 2003-11-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the

                    three month period ended: September 30, 2003

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                      Applied For
             ----------------------          -------------------
            (State of incorporation)        (IRS Employer ID No.)

                           1458 - 409 Granville Street
                              Vancouver, BC V6C 1T2
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

As of Nov 10, 2003, the Registrant had 49,094,589 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]

                                APOLO GOLD, INC.

                        Consolidated Financial Statements
                               September 30, 2003







                            Williams & Webster, P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                          601 W Riverside o Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                                APOLO GOLD, INC.

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                             1


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations                         3

         Consolidated Statement of Stockholders' Equity (Deficit)      4

         Consolidated Statements of Cash Flows                         6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             7

Board of Directors
Apolo Gold, Inc.
Vancouver, B.C.
CANADA


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Apolo Gold, Inc. (a Nevada corporation and exploration stage company) as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, (deficit) and cash flows for the three months ended September 30, 2003 and 2002, and for the period from April 8, 2002 (inception of exploration stage) through September 30, 2003. All information included in these financial statements is the representation of the management of Apolo Gold, Inc.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated September 5, 2005, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has no revenues and has limited cash and financial resources. It is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 2, 2003


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,        June 30,
                                                                                2003              2003
ASSETS                                                                       (Unaudited)
                                                                           ----------------    --------------
     CURRENT ASSETS
         Cash                                                              $         6,652     $         553
                                                                           ----------------    --------------
             Total Current Assets                                                    6,652               553
                                                                           ----------------    --------------
TOTAL ASSETS                                                               $         6,652     $         553
                                                                           ================    ==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                             $        43,686     $      19,302
         Loans payable, related parties                                             24,322            28,063
         Accrued officer wages                                                       7,920             7,920
                                                                           ----------------    --------------
             Total Current Liabilities                                              75,928            55,285
                                                                           ----------------    --------------
     COMMITMENTS AND CONTINGENCIES                                                       -                 -
                                                                           ----------------    --------------
     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 38,719,589 and 38,294,589 shares
             issued and outstanding, respectively                                   38,719            38,294
         Additional paid-in capital                                              3,120,486         3,100,511
         Subscriptions receivable                                                        -           (25,000)
         Accumulated deficit prior to exploration stage                         (1,862,852)       (1,862,852)
         Deficit accumulated during exploration stage                           (1,366,311)       (1,306,367)
         Accumulated other comprehensive income                                        682               682
                                                                           ----------------    --------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (69,276)          (54,732)
                                                                           ----------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $         6,652     $         553
                                                                           ================    =============



             See accompanying notes and accountant's review report.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                      Period from
                                                                         Three Months Ended          April 8, 2002
                                                                            September 30,             (Inception of
                                                                   ------------------------------- Exploration Stage)
                                                                       2003             2002             through
                                                                                                     September 30, 2003
                                                                   (unaudited)       (unaudited)       (unaudited)
                                                                   --------------   --------------   -----------------
REVENUES                                                           $           -    $           -     $             -
                                                                   --------------   --------------   -----------------

EXPENSES
     Consulting and professional fees                                     24,384           72,000             302,384
     Exploration costs                                                    26,153           46,723             784,659
     General and administrative expenses                                   9,407           14,320             102,075
                                                                   --------------   --------------   -----------------
        TOTAL EXPENSES                                                    59,944          133,043           1,189,118
                                                                   --------------   --------------   -----------------

LOSS FROM OPERATIONS                                                     (59,944)        (133,043)         (1,189,118)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                          -                -            (177,193)
                                                                   --------------   --------------   -----------------

LOSS FROM CONTINUING OPERATIONS                                          (59,944)        (133,043)         (1,366,311)

INCOME TAXES                                                                   -                -                   -
                                                                   --------------   --------------   -----------------

NET LOSS                                                                 (59,944)        (133,043)         (1,366,311)
                                                                   --------------   --------------   -----------------
OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain                                         -                -                 682
                                                                   --------------   --------------   -----------------

COMPREHENSIVE LOSS                                                  $    (59,944)    $   (133,043)    $    (1,365,629)
                                                                   ==============   ==============   =================
NET LOSS PER SHARE, BASIC AND DILUTED:
     FROM CONTINUING OPERATIONS                                     $        nil     $        nil
                                                                   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:              38,294,589       28,438,253
                                                                   ==============   ==============



             See accompanying notes and accountant's review report.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Common Stock
                                                -------------------------     Additional
                                                   Number                       Paid-in      Subscriptions
                                                 of Shares       Amount         Capital        Receivable
                                                -------------------------  --------------  --------------

Balance, June 30, 2000                           17,573,580    $  17,573    $  1,160,023     $         -

Options exercised at an average of $0.14 per
   share for cash                                   431,000          431          60,909               -

Issuance of common stock and exercise
   of options at an average of $0.07 per share
  for cash                                          650,000          650          44,350               -

Net loss for the year ended June 30, 2001                 -            -               -               -
                                                ------------  -----------  --------------  --------------

Balance, June 30, 2001                           18,654,580       18,654       1,265,282               -

Issuance of common stock for services at an
   average of $0.05 per share                     2,300,000        2,300         112,700               -

Cancellation of stock used as payment for debt   (3,000,000)      (3,000)        (32,000)              -

Options exercised as payment for services
   at $0.05 per share                               700,000          700          34,300               -

Issuance of common stock for debt retirement
   at $0.15 per share                             4,421,282        4,422         658,771               -

Issuance of stock for mining rights               3,000,000        3,000         327,000               -

Options exercised at $0.07 per common share       2,000,000        2,000         138,000         (70,000)

Options exercised as payment for services at
   $0.11 per common share                            20,000           20           2,180               -

Net loss for the year ended June 30, 2002                 -            -               -               -
                                                ------------  -----------  --------------  --------------

Balance, June 30, 2002                           28,095,862    $  28,096    $  2,506,233     $   (70,000)
                                                ------------  -----------  --------------  --------------



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                        Accumulated    Accumulated      Accumulated         Total
                                                        Deficit Prior  Deficit During       Other         Stockholders'
                                                      to Exploration   Exploration      Comprehensive      Equity
                                                           Stage           Stage            Income         (Deficit)
                                                    ---------------  --------------  ----------------  -------------

Balance, June 30, 2000                                $ (1,193,859)    $         -      $          -    $   (16,263)

Options exercised at an average of $0.14 per
   share for cash                                                -               -                 -         61,340

Issuance of common stock and exercise
   of options at an average of $0.07 per share
  for cash                                                       -               -                 -         45,000

Net loss for the year ended June 30, 2001                 (440,444)              -                 -       (440,444)
                                                    ---------------  --------------  ----------------  -------------

Balance, June 30, 2001                                  (1,634,303)              -                 -       (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                    -               -                 -        115,000

Cancellation of stock used as payment for debt                   -               -                 -        (35,000)

Options exercised as payment for services
   at $0.05 per share                                            -               -                 -         35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                            -               -                 -        663,193

Issuance of stock for mining rights                              -               -                 -        330,000

Options exercised at $0.07 per common share                      -               -                 -         70,000

Options exercised as payment for services at
   $0.11 per common share                                        -               -                 -          2,200

Net loss for the year ended June 30, 2002                 (228,549)       (575,370)                -       (803,919)
                                                    ---------------  --------------  ----------------  -------------

Balance, June 30, 2002                                $ (1,862,852)    $  (575,370)     $          -    $    26,107
                                                    ---------------  --------------  ----------------  -------------



             See accompanying notes and accountant's review report.



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Common Stock
                                                            --------------------------   Additional
                                                                  Number                  Paid-in     Subscriptions
                                                               of Shares      Amount      Capital      Receivable
                                                            --------------------------  -------------  ------------

Balance, June 30, 2002                                         28,095,862    $ 28,096   $  2,506,233   $   (70,000)

Options exercised as payment for services
   at $0.09 per common share                                      500,000         500         44,500             -

Subscriptions received                                                  -           -              -        70,000

Options exercised as payment for services
   at $0.05 per common share                                    1,300,000       1,300         67,700             -

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                    3,400,000       3,400        201,600             -

Options exercised as payment of legal services
   at $0.04 per common share                                       39,000          39          1,521             -

Issuance of stock for serivces at $0.08 per share                 600,000         600         47,400             -

Issuance of stock for debt
   at $0.06 per common share                                    2,348,615       2,348        138,568             -

Options exercised for cash at
   $0.045 per common share                                      1,111,112       1,111         48,889             -

Options exercised at $0.05 per share
   for subscription receivable                                    500,000         500         24,500       (25,000)

Options exercised as payment for services
   at $0.05 per share                                             400,000         400         19,600             -

Net loss for the year ended June 30, 2003                               -           -              -             -

Foreign currency translation gain                                       -           -              -             -
                                                            --------------  ----------  -------------  ------------

Balance, June 30, 2003                                         38,294,589      38,294      3,100,511       (25,000)

Options exercised as payment for services
   at $0.05 per share                                             425,000         425         19,975             -

Stock subscription paid                                                 -           -              -        25,000

Net loss for the three months ended
  September 30, 2003 (unaudited)                                        -           -              -             -
                                                            --------------  ----------  -------------  ------------
                                                               38,719,589    $ 38,719   $  3,120,486   $         -
                                                            ==============  ==========  =============  ============




                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                        Accumulated    Accumulated     Accumulated      Total
                                                       Deficit Prior   Deficit During     Other      Stockholders'
                                                      to Exploration    Exploration   Comprehensive     Equity
                                                          Stage           Stage          Income       (Deficit)
                                                      --------------  -------------  --------------  ------------

Balance, June 30, 2002                                 $ (1,862,852)   $  (575,370)   $          -    $   26,107

Options exercised as payment for services
   at $0.09 per common share                                      -              -               -        45,000

Subscriptions received                                            -              -               -        70,000

Options exercised as payment for services
   at $0.05 per common share                                      -              -               -        69,000

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                      -              -               -       205,000

Options exercised as payment of legal services
   at $0.04 per common share                                      -              -               -         1,560

Issuance of stock for serivces at $0.08 per share                 -              -               -        48,000

Issuance of stock for debt
   at $0.06 per common share                                      -              -               -       140,916

Options exercised for cash at
   $0.045 per common share                                        -              -               -        50,000

Options exercised at $0.05 per share
   for subscription receivable                                    -              -               -             -

Options exercised as payment for services
   at $0.05 per share                                             -              -               -        20,000

Net loss for the year ended June 30, 2003                         -       (730,997)              -      (730,997)

Foreign currency translation gain                                 -              -             682           682
                                                      --------------  -------------  --------------  ------------

Balance, June 30, 2003                                   (1,862,852)    (1,306,367)            682       (54,732)

Options exercised as payment for services
   at $0.05 per share                                             -              -               -        20,400

Stock subscription paid                                           -              -               -        25,000

Net loss for the three months ended
  September 30, 2003 (unaudited)                                  -        (59,944)              -       (59,944)
                                                      --------------  -------------  --------------  ------------
                                                       $ (1,862,852)  $ (1,366,311)   $        682    $  (69,276)
                                                      ==============  =============  ==============  ============



             See accompanying notes and accountant's review report.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Three Months Ended                  (Inception of
                                                                    September 30,                   Exploration Stage)
                                                           ------------------------------------          through
                                                                2003                2002            September 30, 2003
                                                            (unaudited)          (unaudited)           (unaudited)
                                                           ---------------     ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $    (59,944)       $    (133,043)      $     (1,366,311)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                                -                    -                      -
            Loss on sale of mining equipment                            -                    -                177,193
            Stock issued for officer's wages and services          20,400               45,000                241,160
            Stock issued for exploration costs                          -                    -                350,000
            Stock issued for current debt                               -                    -                140,916
            Expenses paid on behalf of the Company                      -               33,994                 42,610
     (Decrease) increase in:
        Accounts payable                                           24,384                  630                 34,924
        Accrued officer wages                                           -               19,660                 (5,340)
Net cash used by discontinued operations                                -                    -                      -
                                                           ---------------     ----------------     ------------------
Net cash used by operating activities                             (15,160)             (33,759)              (384,848)
                                                           ---------------     ----------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                   -                    -                      -
                                                           ---------------     ----------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments), related party loans                      (3,741)                   -                 24,322
     Proceeds from subscriptions receivable                             -               23,500                      -
     Proceeds from sale of common stock                            25,000                    -                365,000
                                                           ---------------     ----------------     ------------------
Net cash provided  by financing activities                         21,259               23,500                389,322
                                                           ---------------     ----------------     ------------------

Other comprehensive income-foreign currency translation                 -                    -                    682

Increase (decrease) in cash                                         6,099              (10,259)                 4,474

Cash, beginning of period                                             553               26,600                  1,496
                                                           ---------------     ----------------     ------------------
Cash, end of period                                         $       6,652        $      16,341       $          6,652
                                                           ===============     ================     ==================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                          $           -        $           -       $              -
                                                           ===============     ================     ==================
     Income taxes paid                                      $           -        $           -       $              -
                                                           ===============     ================     ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                       $      20,400        $      45,000       $        241,160
     Common stock issued for mining rights                  $           -        $           -       $        330,000
     Note receivable from sale of mining equipment          $           -        $           -       $         45,000
     Expenses paid on behalf of the Company                 $           -        $           -       $              -
     Common stock issued for current debt                   $           -        $           -       $        140,916


             See accompanying notes and accountants' review report.

                                APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003


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

Going Concern
-------------

As shown in the financial statements, the Company has consistently incurred net losses and has an accumulated deficit of $3,229,163 since inception of the Company. The Company currently has no operating mining properties, has no revenues, and has limited cash resources.

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)
-------------
The Company's management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

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

Interim Financial Statements
----------------------------
The interim financial statements for the period ended September 30, 2003 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Foreign Currency Translation
----------------------------
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange rate differences arising on translation are disclosed as a separate component of shareholders' equity (deficit). Realized gains and losses from foreign currency transactions are reflected in the results of operations.

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account maintained in United States dollars is not insured. As of September 30, 2003, a total of $6,652 was at risk.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not impact the financial statements of the Company at September 30, 2003. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At September 30, 2003 and June 30, 2003, the Company had no long-lived assets.

Stock Based Compensation
------------------------
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein. See Note 6.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
----------------------
statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser.

Exploration Stage
-----------------
The Company began a new exploration stage on April 8, 2002, at which time it commenced the exploration of the Napal Gold Property, which is not yet under production.

Mineral Exploration and Development Costs
-----------------------------------------
All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no ore body is discovered that is able to be mined, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines are capitalized and amortized on a units-of-production basis over proven and probable reserves.

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share
--------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share are the same, as inclusion of common stock equivalents would be antidilutive.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to impact the financial position or results of operations of the Company.

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees", the adoption of SFAS No. 148 has no impact on the Company's financial condition or results of operations.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption will have a material effect on the financial statements of the Company.

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
--------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Currently, the Company does not have recorded assets with indeterminate lives.

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003


NOTE 3 - MINERAL PROPERTIES (Continued)

Indonesia (continued)
---------
At September 30, 2003, in accordance with the aforementioned agreement, the Company had paid $100,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000.

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

NOTE 4 - NOTE RECEIVABLE

During the year ended June 30, 2002, the Company sold its mining equipment in Venezuela for a $45,000 short-term note receivable and realized a loss of $132,193 on this transaction. This note, with a maturation date of September 30, 2002, has not been collected. During the year ended June 30, 2003, the Company charged the note against loss on sale of equipment.

NOTE 5 - COMMON STOCK

During the three months ended September 30, 2003, the Company issued from options 425,000 shares of common stock for services. The fair market value of the stock was $20,400.

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003


NOTE 5 - COMMON STOCK (Continued)

During the year ended June 30, 2002, the Company issued 4,421,282 shares of common stock for retirement of related party debt of $663,193. In the same period, 720,000 options were exercised in payment of accrued wages of $35,000 and services of $2,200; and 3,000,000 common stock shares were rescinded. The rescinded shares were in relation to a transaction that was not completed. The Company issued 2,320,000 shares of common stock in consideration of services provided, which were valued at $117,200. The Company also received $70,000 in cash from the exercise of 2,000,000 options. In addition 3,000,000 shares of common stock, valued at $330,000, were issued for the acquisition of an interest in the Napal Gold Property. See Note 3.

NOTE 6 - STOCK OPTIONS

The Company has four stock option plans which are titled as follows: the Apolo Gold, Inc. 2000 Stock Option Plan; the Apolo Gold, Inc. 2002 Stock Option Plan; the Apolo Gold, Inc. 2003 Stock Option Plan; and the Apolo Gold, Inc. 2004 Stock Option Plan (hereinafter "the Plans"). The Plans were adopted in July 2000, May 2002, November 2002, and September 2003, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plans, although the number of options is restricted under each plan as follows: 5,000,000 under the 2000 Plan, 5,000,000 under the 2002 Plan, 7,500,000 under the 2003 Plan and 10,000,000 under the 2004 Plan. The Board determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of each Plan.

There is no express termination date for the options, although the Board may vote to terminate any of the Plans. The exercise price of the options under each plan will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                       Number of shares to        Weighted-average           Number of shares
                                            be issued            exercise price of       remaining available for
  Equity compensation plans not          upon exercise of           outstanding           future issuance under
   approved by security holders        outstanding options            options           equity compensation plans
  -------------------------------     -----------------------    -------------------    ---------------------------
  2000 stock option plan                           2,210,000                 $ 0.14                              -
  2002 stock option plan                           2,600,000                 $ 0.10                              -
  2003 stock option plan                             700,000                 $ 0.05                              -
  2004 stock option plan                                   -                 $ 0.05                      9,963,888
                                      -----------------------                           ---------------------------
  Total                                            5,510,000                                             9,963,888
                                      =======================                           ===========================

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

                                                                          Number of Shares         Weighted Average
                                                                                                    Exercise Price
                                                                        ---------------------     --------------------
  Outstanding at June 30, 2002                                                    3,310,000         $            0.14
  Granted                                                                        10,650,112                      0.06
  Exercised                                                                      (7,850,112)                     0.06
  Forfeited                                                                               -                         -
                                                                        ---------------------     --------------------
  Outstanding at June 30, 2003                                                    5,510,000         $            0.11
                                                                        =====================     ====================
  Options exercisable at June 30, 2003                                            5,510,000         $            0.11
                                                                        =====================     ====================
  Granted                                                                           425,000                      0.05
  Exercised                                                                         425,000                      0.05
  Forfeited                                                                               -
                                                                        ---------------------     --------------------
  Outstanding at September 30, 2003                                               5,510,000         $            0.11
                                                                        =====================     ====================
 Weighted average fair value of options granted during 2003              $             0.00
                                                                        =====================

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 425,000 options for services in the three months ended September 30, 2003. These options were immediately exercised for services valued at $20,400. The Company granted 11,150,112 during the year ended June 30, 2003. Of the options issued, 3,339,000 were exercised for payment of services valued at $208,560; 3,400,000 were exercised for $150,000 cash and services valued at $55,000; and 1,111,112 were exercised for cash at $0.045 per share of common stock.

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 6 - STOCK OPTIONS (Continued)

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                                           Three Months Ended
                                                           September 30, 2003
                                                          ----------------------
                 Net Loss:
                          As reported                     $            (59,944)
                          Pro forma                       $                   -
                 Basic and diluted net loss per share:
                          As reported                     $                 nil
                             Pro forma                    $                 nil

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

                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a month-to-month operating lease that provides for monthly payments of approximately $1,655 in U.S. dollars. During the year ended June 30, 2003, lease expense totaled approximately $22,753.

Foreign Operations
------------------
The accompanying balance sheet at September 30, 2003 includes $6,652 of assets in Canada. Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Compliance with Environmental Regulations
-----------------------------------------
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays; affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 9 - PROVISION FOR TAXES

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

At September 30, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $1,098,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at September 30, 2003 and June 30, 2003 were as follows:

                                               September 30, 2003       June 30, 2003
                                               -------------------    -------------------
Net operating loss carryforward                    $   3,200,000         $    3,170,000
Deferred tax asset                                 $   1,098,000         $    1,077,000
Deferred tax asset valuation allowance             $  (1,098,000)        $   (1,077,000)


                               APOLO GOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2003



NOTE 9 - PROVISION FOR TAXES (Continued)

At September 30, 2003, the Company has net operating loss carryforwards of approximately $3,200,000, which expire in the years 2015 through 2022. The change in the deferred tax valuation allowance account was approximately $30,000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in Asia, South America, Central America, and North America. Attempts were made to develop a gold/diamond mining concession in Southeastern Venezuela but these efforts were not successful and development work was terminated in August 2001, and the property was abandoned.

In July 2001, the Company entered into a preliminary agreement regarding a Platinum/palladium group metals property in Northern Canada. The Company reviewed material on various claims in this area and made a payment of $50,000 in restricted common stock to proceed. Additional investigations were carried out and the company then decided not to proceed. Notice of termination was served in September 2001.

The search for mineral properties then focused on South-east Asia, and in particular, the island of Sumatra in Indonesia. On April 16, 2002, the Company announced an agreement with Pt Metro Astatama of Jakarta, Indonesia, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 8 parallel veins have been exposed by trenching across mineralized zones. Management of Apolo Gold continued with a geological mapping, sampling and drilling program in 2003. The first phase of the drilling program ended early in July 2003.

Apolo Gold Inc has analyzed data from a total of 36 holes drilled over a 15-year period, including additional drilling undertaken by management completed in July 2003. Total drilling undertaken by both prior Companies and Apolo Gold Inc covered about 10,000 feet and a 4-5 hectare mineralized area has been identified for initial production. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends. Apolo Gold Inc intends to commence production at the rate of 200 - 300 tons per day early in 2004. The Company has access to a mill that is capable of processing 200-300 tons per day, and is currently evaluating the proposed mill to ensure it is sufficient for its needs. Once this process is completed and it is deemed acceptable, the Company intends to enter into a contractual arrangement for use of the mill. This evaluation should be completed by the end of November 2003.

The terms of payment regarding the Napal Gold Property call for a total payment of $375,000US over a six-year period. In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000. At Sept 30, 2003 the amount payable was $275,000 and the Sept 2003 payment of $25,000 was made subsequent to the month end. The current amount owing re NUP is $250,000.

The Napal Gold Property is located in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

On November 4, 2003, Apolo Gold Inc announced the appointment of Mr. Peter Bojtos, P. Eng. of Denver Colorado, as an advisor to the Board of Directors. Mr. Bojtos has visited the site, reviewed the engineering data, and is very knowledgeable of the characteristics of the property. Mr. Bojtos has over 30 years of worldwide experience, including evaluation of properties in 80 countries throughout the world.

The Company currently has sufficient funds to carry out its program of 200-300 tons per day and is evaluating its options should it decide it requires further funding. There is no assurance this possible additional funding program would be successful.

Results of Operations
---------------------

During the 3 months ending September 30, 2003, the Company has continued its preparation work related to the NUP property on Sumatra Indonesia. This included analysis of its first phase drilling program, completed in July 2003, and the completion of analysis of samples at Process Research Associates Ltd, a metallurgical and environmental laboratory.

The laboratory results indicated 90% gold recoveries and 55% silver recoveries based on seven days of cyanidation and 80% passing at 125 mesh. This information confirmed management's intent to proceed with preparation for a 200-300 ton per day open pit operation. A mechanical review of a proposed mill for processing the material is currently underway and this assessment should be completed by the end of November 2003.

During the three-month period ending September 30, 2003, expenses requiring cash outlay continue to be moderate, and included payment for drilling services and a property payment.

Operating loss for the three-month period ending September 30, 2003 was $59,944, compared to $133,043 for the quarter ending September 30, 2002.

The Company continues to monitor its expenses closely, and at September 30, 2003 it did not have sufficient funds on hand to conduct its operations. Subsequent to September 30, 2003, sufficient funds were raised through shareholder investment and loans to provide the Company with sufficient funding to commence its proposed 200-300 ton per day open pit operation. The Company will continue to raise funds through shareholder and director loans as said funds are required.

The Company has modest debt in the form of trade payables and the property payment of $25,000. These amount in total to $43,686. All trade payables outstanding at Sept 30 2003 and the property payment due have subsequently been paid and the company currently has no current debt except related party loans payable. There are no terms of repayment for these loans which amount to $32,222 at Sept 30, 2003.

The Company has no employees other than officers and uses consultants as necessary in the development of the Sumatra property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 49,094,589 shares outstanding with common shares and additional paid in capital of $3,609,205. Subsequent to September 30, 2003, stock options were exercised which raised approximately $500,000. Proceeds from the sale of common shares will be used for commencement of production on the Sumatra property.

The Company has limited cash to finance its operations at this stage of the site development and does have sufficient funds to commence production at the rate of 200-300 tons per day. Should this not be adequate to finance the operation, the Company intends to raise additional funds through private placement financing and additional shareholder loans.

Inflation has not been a factor during the three months ending Sept 30, 2003. There are no capital expenditure requirements required at the present time, as the proposed mill will be contracted for on a lease to purchase basis.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:  425,000 options exercised.

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

          31.1 Sarbanes Oxley Section 302 Certification from C.E.O.

          31.2 Sarbanes Oxley Section 302 Certification from C.F.O.

          32.1 Sarbanes Oxley Section 906 Certification from C.E.O.

          32.2 Sarbanes Oxley Section 906 Certification from C.F.O.


         B.       Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: November 11, 2003

/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary