Form 10QSB
period 2003-12-31
APOLO GOLD INC
filed 2004-02-17
CIK 1040721

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the

                    Six-month period ended: December 31, 2003

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number: 0-27791

                                APOLO GOLD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                      98-0412805
             ----------------------          -------------------
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

As of Feb 10, 2004, the Registrant had 49,944,589 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]

Item 1. Financial Statements




                                APOLO GOLD, INC.

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                            F 1


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                  F 2

         Consolidated Statements of Operations                        F 3

         Consolidated Statement of Stockholders' Equity (Deficit)     F 4

         Consolidated Statements of Cash Flows                        F 6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F 7



                                               APOLO GOLD, INC.
                                        (An Exploration Stage Company)
                                         CONSOLIDATED BALANCE SHEETS



                                                               December 31,      June 30,
                                                                   2003            2003
                                                               (Unaudited)
                                                               -----------    -----------
ASSETS
    CURRENT ASSETS
         Cash                                                  $   430,411    $       553
         Loans and advances receivable                              50,000             --
                                                               -----------    -----------
            Total Current Assets                                   480,411            553
                                                               -----------    -----------

TOTAL ASSETS                                                   $   480,411    $       553
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $     5,753    $    19,302
         Loans payable, related parties                             24,222         28,063
         Accrued officer wages                                       7,920          7,920
                                                               -----------    -----------
            Total Current Liabilities                               37,895         55,285
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 49,944,589 and 38,294,589 shares
            issued and outstanding, respectively                    49,944         38,294
         Additional paid-in capital                              3,823,761      3,100,511
         Subscriptions receivable                                  (15,000)       (25,000)
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (1,554,675)    (1,306,367)
         Accumulated other comprehensive income                      1,338            682
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      442,516        (54,732)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   480,411    $       553
                                                               ===========    ===========



                       See accompanying condensed notes.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 Period from
                                                                                                                 April 8, 2002
                                                          Three Months Ended          Six Months Ended           (Inception of
                                                              December 31,               December 31,          Exploration Stage)
                                                       -------------------------  -------------------------        through
                                                          2003         2002          2003          2002        December 31, 2003
                                                       (unaudited)  (unaudited)   (unaudited)   (unaudited)      (unaudited)
                                                       -----------  ------------  -----------   -----------   ----------------
REVENUES                                               $        -   $         -   $        -    $        -    $             -
                                                       -----------  ------------  -----------   -----------   ----------------

EXPENSES
    Consulting and professional fees                       35,056        72,000       59,440       139,000            337,440
    Exploration costs                                     111,875        46,723      138,028       179,695            896,534
    General and administrative expenses                    41,433        14,320       50,840        41,951            143,508
                                                       -----------  ------------  -----------   -----------   ----------------
       TOTAL EXPENSES                                     188,364       133,043      248,308       360,646          1,377,482
                                                       -----------  ------------  -----------   -----------   ----------------

LOSS FROM OPERATIONS                                     (188,364)     (133,043)    (248,308)     (360,646)        (1,377,482)

OTHER INCOME (EXPENSE)
    Loss on sale of mining equipment                            -             -            -             -           (177,193)
                                                       -----------  ------------  -----------   -----------   ----------------

LOSS FROM CONTINUING OPERATIONS                          (188,364)     (133,043)    (248,308)     (360,646)        (1,554,675)

INCOME TAXES                                                    -             -            -             -                  -
                                                       -----------  ------------  -----------   -----------   ----------------

NET LOSS                                                 (188,364)     (133,043)    (248,308)     (360,646)        (1,554,675)
                                                       -----------  ------------  -----------   -----------   ----------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain                         656             -          656             -              1,338
                                                       -----------  ------------  -----------   -----------   ----------------

COMPREHENSIVE LOSS                                     $ (187,708)  $  (133,043)  $ (247,652)   $ (360,646)   $    (1,553,337)
                                                       ===========  ============  ===========   ===========   ================

NET LOSS PER SHARE, BASIC AND DILUTED:
    FROM CONTINUING OPERATIONS                         $      nil   $       nil   $    (0.01)   $    (0.01)
                                                       ===========  ============  ===========   ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:  49,292,959    28,438,253   43,883,855    29,304,270
                                                       ===========  ============  ===========   ===========


                       See accompanying condensed notes.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                            Common Stock                                           Accumulated
                                                    --------------------------    Additional                      Deficit Prior
                                                         Number                     Paid-in     Subscriptions     to Exploration
                                                       of Shares       Amount       Capital      Receivable           Stage
                                                    -------------------------    -------------  --------------    --------------
Balance, June 30, 2001                                18,654,580       18,654       1,265,282               -       (1,634,303)

Issuance of common stock for services at an
   average of $0.05 per share                          2,300,000        2,300         112,700               -                -

Cancellation of stock used as payment for debt        (3,000,000)      (3,000)        (32,000)              -                -

Options exercised as payment for services
   at $0.05 per share                                    700,000          700          34,300               -                -

Issuance of common stock for debt retirement
   at $0.15 per share                                  4,421,282        4,422         658,771               -                -

Issuance of stock for mining rights                    3,000,000        3,000         327,000               -                -

Options exercised at $0.07 per common share            2,000,000        2,000         138,000         (70,000)               -

Options exercised as payment for services at
   $0.11 per common share                                 20,000           20           2,180               -                -

Net loss for the year ended June 30, 2002                      -            -               -               -         (228,549)
                                                      ----------    ---------    ------------       ---------     ------------

Balance, June 30, 2002                                28,095,862    $  28,096     $ 2,506,233       $ (70,000)    $ (1,862,852)

Options exercised as payment for services
   at $0.09 per common share                             500,000          500          44,500               -                -

Subscriptions received                                         -            -               -          70,000                -

Options exercised as payment for services
   at $0.05 per common share                           1,300,000        1,300          67,700               -                -

Options exercised for cash of $150,000 and services
   at $0.06 per common share                           3,400,000        3,400         201,600               -                -

Options exercised as payment of legal services
   at $0.04 per common share                              39,000           39           1,521               -                -



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)


                                                              Accumulated      Accumulated         Total
                                                             Deficit During      Other         Stockholders'
                                                              Exploration     Comprehensive       Equity
                                                                Stage            Income         (Deficit)
                                                             --------------  ----------------  -------------
Balance, June 30, 2001                                                 -                 -       (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                          -                 -        115,000

Cancellation of stock used as payment for debt                         -                 -        (35,000)

Options exercised as payment for services
   at $0.05 per share                                                  -                 -         35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                                  -                 -        663,193

Issuance of stock for mining rights                                    -                 -        330,000

Options exercised at $0.07 per common share                            -                 -         70,000

Options exercised as payment for services at
   $0.11 per common share                                              -                 -          2,200

Net loss for the year ended June 30, 2002                       (575,370)                -       (803,919)
                                                              ----------         ---------     ----------

Balance, June 30, 2002                                        $ (575,370)        $       -     $   26,107

Options exercised as payment for services
   at $0.09 per common share                                           -                 -         45,000

Subscriptions received                                                 -                 -         70,000

Options exercised as payment for services
   at $0.05 per common share                                           -                 -         69,000

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                           -                 -        205,000

Options exercised as payment of legal services
   at $0.04 per common share                                           -                 -          1,560




                       See accompanying condensed notes.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)



                                                              Common Stock                                          Accumulated
                                                       ---------------------------    Additional                   Deficit Prior
                                                           Number                      Paid-in       Subscriptions to Exploration
                                                          of Shares      Amount        Capital       Receivable        Stage
                                                       ---------------------------  --------------  ------------  ---------------
Issuance of stock for services at $0.08 per share             600,000         600          47,400             -                -

Issuance of stock for debt
   at $0.06 per common share                                2,348,615       2,348         138,568             -                -

Options exercised for cash at
   $0.045 per common share                                  1,111,112       1,111          48,889             -                -

Options exercised at $0.05 per share
   for subscription receivable                                500,000         500          24,500       (25,000)               -

Options exercised as payment for services
   at $0.05 per share                                         400,000         400          19,600             -                -

Net loss for the year ended June 30, 2003                           -           -               -             -                -

Foreign currency translation gain                                   -           -               -             -                -
                                                       ---------------  ----------  --------------  ------------  ---------------

Balance, June 30, 2003                                     38,294,589      38,294       3,100,511       (25,000)      (1,862,852)

Options exercised as payment for services                     425,000         425          19,975             -                -
   at $0.048 per common share

Stock subscription paid                                             -           -               -        25,000                -

Options exercised at $0.06 per share                       10,375,000      10,375         612,125       (15,000)               -

Options exercised at $0.05 per share                          250,000         250          12,250             -                -

Option exercised at $0.145 per share                          500,000         500          72,000             -                -

Options exercised as payment for services
   at $0.07 per share                                         100,000         100           6,900             -                -

Net loss for the six months ended
   December 31, 2003 (unaudited)                                    -           -               -             -                -

Foreign currency translation gain                                   -           -               -             -                -
                                                       ---------------  ----------  --------------  ------------  ---------------

Balance, December 31, 2003 (unaudited)                     49,944,589   $  49,944   $   3,823,761   $   (15,000)  $   (1,862,852)
                                                       ===============  ==========  ==============  ============  ===============


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                  (Continued)

                                                        Accumulated     Accumulated        Total
                                                        Deficit During     Other        Stockholders'
                                                        Exploration     Comprehensive     Equity
                                                           Stage           Income        (Deficit)
                                                       --------------  --------------  -------------

Issuance of stock for services at $0.08 per share                  -               -         48,000

Issuance of stock for debt
   at $0.06 per common share                                       -               -        140,916

Options exercised for cash at
   $0.045 per common share                                         -               -         50,000

Options exercised at $0.05 per share
   for subscription receivable                                     -               -              -

Options exercised as payment for services
   at $0.05 per share                                              -               -         20,000

Net loss for the year ended June 30, 2003                   (730,997)              -       (730,997)

Foreign currency translation gain                                  -             682            682
                                                       --------------  --------------  -------------

Balance, June 30, 2003                                    (1,306,367)            682        (54,732)

Options exercised as payment for services                          -               -         20,400
   at $0.048 per common share

Stock subscription paid                                            -               -         25,000

Options exercised at $0.06 per share                               -               -        607,500

Options exercised at $0.05 per share                               -               -         12,500

Option exercised at $0.145 per share                               -               -         72,500

Options exercised as payment for services
   at $0.07 per share                                              -               -          7,000

Net loss for the six months ended
   December 31, 2003 (unaudited)                            (248,308)              -       (248,308)

Foreign currency translation gain                                  -             656            656
                                                       --------------  --------------  -------------

Balance, December 31, 2003 (unaudited)                 $  (1,554,675)  $       1,338   $    442,516
                                                       ==============  ==============  =============






                       See accompanying condensed notes.



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Period from
                                                                                                      April 8, 2002
                                                                    Six Months Ended                  (Inception of
                                                                       December 31,                 Exploration Stage)
                                                           ------------------------------------          through
                                                                2003                2002            December 31, 2003
                                                            (unaudited)          (unaudited)           (unaudited)
                                                           ---------------     ----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $     (248,308)     $      (133,043)     $       (1,554,675)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                                -                    -                       -
            Loss on sale of mining equipment                            -                    -                 177,193
            Stock issued for officer's wages and services          27,400               45,000                 248,160
            Stock issued for exploration costs                          -                    -                 350,000
            Stock issued for current debt                               -                    -                 140,916
            Expenses paid on behalf of the Company                      -               33,994                  42,610
     Decrease (increase) in:
        Loans and advances                                        (50,000)                   -                 (50,000)
     Increase (decrease) increase in:
        Accounts payable and accrued expenses                     (13,549)                 630                  (3,009)
        Accrued officer wages                                           -               19,660                  (5,340)
                                                           ---------------     ----------------     -------------------
Net cash used by operating activities                            (284,457)             (33,759)               (654,145)
                                                           ---------------     ----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                   -                    -                       -
                                                           ---------------     ----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds, related party loans                                      -                    -                  28,063
     Payments, related party loans                                 (3,841)                   -                  (3,841)
     Proceeds from subscriptions receivable                        25,000               23,500                  25,000
     Proceeds from sale of common stock                           692,500                    -               1,032,500
                                                           ---------------     ----------------     -------------------
Net cash provided  by financing activities                        713,659               23,500               1,081,722
                                                           ---------------     ----------------     -------------------

Increase (decrease) in cash                                       429,202              (10,259)                427,577

Other comprehensive income - foreign currency translation             656                    -                   1,338

Cash, beginning of period                                             553               26,600                   1,496
                                                           ---------------     ----------------     -------------------

Cash, end of period                                        $      430,411      $        16,341      $          430,411
                                                           ===============     ================     ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                         $            -      $             -      $                -
                                                           ===============     ================     ===================
     Income taxes paid                                     $            -      $             -      $                -
                                                           ===============     ================     ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                      $       27,400      $        45,000      $          268,560
     Common stock issued for mining rights                 $            -      $             -      $          330,000
     Note receivable from sale of mining equipment         $            -      $             -      $           45,000
     Expenses paid on behalf of the Company                $            -      $             -      $                -
     Common stock issued for current debt                  $            -      $             -      $          140,916


                        See accompanying condensed notes.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2003



The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2003, the Company had net working capital of $442,516, but an accumulated deficit of $1,554,675 since beginning its current exploration stage of operations and negative cash flow from operations for the six months ending December 31, 2003 of $248,308. These factors raise substantial doubt about the Company's ability to continue as a going concern.

 Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.



NOTE 1 - ADVANCES RECEIVABLE

At December 31, 2003, the Company had advanced the sum of $50,000 to Pt Metro Astatama. This advance was made on November 30, 2003 and will be repaid before March 31, 2004. Pt Metro Astatama is a 20% partner in the development of the NUP and KBU properties in Sumatra.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2003




NOTE 2 - COMMON STOCK

During the six months ending December 31, 2003, the Company issued 11,125,000 shares of common stock for cash of $692,500 and a subscription receivable of $15,000; and 525,000 shares were exercised for services valued at $27,400.


NOTE 3 - STOCK OPTIONS

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                Weighted Average
                                             Number of Shares    Exercise Price

Options exercisable at June 30, 2003           5,510,000         $       0.14
Granted                                       10,800,000                  .06
Exercised                                    (11,650,000)                 .06
Forfeited                                              -                    -
                                             -----------         ------------
Outstanding at December 31, 2003               4,660,000         $       0.11
                                             ===========         ============

Weighted average fair value of options
Granted during 2003                          $        -
                                             ===========

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2003



NOTE 3 - STOCK OPTIONS - (Continued)

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 10,800,000 for services in the six months ended December 31, 2003. Of those options 10,375,000 were exercised for cash and subscriptions receivable of $622,500 and 425,000 were exercised for services valued at $20,400. Also during the six months ended December 31, 2003, 750,000 outstanding options were exercised for cash of $85,000 and 100,000 options were exercised for services valued at $7,000.

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                                        Six Months
                                                           Ended
                                                     December 31, 2003
                                                    -------------------
      Net Loss:
               As reported                          $        (248,308)
               Pro forma                            $      (1,760,308)
      Basic and diluted net loss per share:
               As reported                          $           (0.01)
                  Pro forma                         $           (0.04)

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in Asia, South America, Central America, and North America. Attempts were made to develop a gold/diamond mining concession in Southeastern Venezuela but these efforts were not successful and development work was terminated in August 2001, and the Company exercised its right to abandon the property and cancel the agreement with its partner in Venezuela.

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

The search for mineral properties then focused on South-east Asia, and in particular, the island of Sumatra in Indonesia. On April 16, 2002, the Company announced an agreement with Pt Metro Astatama of Jakarta, Indonesia, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 8 parallel veins have been exposed by trenching across mineralized zones. Management of Apolo Gold continued with a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003.

Apolo Gold Inc has analyzed data from a total of 36 holes drilled over a 15-year period, including additional drilling undertaken by management completed in July 2003. Total drilling undertaken by both prior Companies and Apolo Gold Inc covered about 10,000 feet and a 4-5 hectare mineralized area has been identified for initial production. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends. Apolo Gold Inc intends to commence production at the rate of 200 - 300 tons per day in February 2004.

Under the supervision of the Apolo geological team, nine holes were drilled on the NUP for a total depth of 523.20 meters. Interpolation was applied to five drilling holes done by Apolo and one drilling hole done by previous engineers which the grades have been zonated, as well as data from shafts and outcrops. The resources were measured manually at level above 350 meter ASL with an assumption Specific Gravity = 2.3 ton/m3. It was calculated that 85,000 tonnes would be processed with an average grade of 7.5 grams gold per tonne and 163 grams silver per ton.

The alteration patterns and mineral association indicate that the mineralization system in NUP is a low sulphidation epithermal type.

The agreement re NUP calls for semi annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $125,000 leaving a balance of $250,000 still owing. Payments are made in March and September each year with the last payment due September 15, 2008.

Encouraging drilling and exploration work on NUP led the Company to examination of an adjoining property known as the KBU. This property, owned by PT Karya Bukit Utama, but exclusive rights to develop are held by PT Metro Astatama. The KBU consists of 28 hectares and 905.3 hectares for a total of 933.3 hectares and directly to the east of NUP and is the adjoining property. It is located in Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia. Its KP Exploitation Numbers are KP 96PP0082 and KP Exploitation number KP 96PP083. Under contract, PT Metro Astatama has the sole authority to act on behalf of PT Karya Bukit Utama for the development of this mineral claim.

On November 17, 2003, the Company executed an agreement with PT Metro Astatama wherein Apolo Gold Inc has acquired the exclusive right through this agreement to explore, test, develop and mine the KBU and extract, remove, and sell the Minerals and mineral products therein and realize a profit thereof. Apolo is the exclusive manager of the property and its development.

Under the Agreement dated November 17, 2003, the Company shall provide quarterly financial information and agree to pay to PT Metro Astatama 20% of the net profits after normal defined operating expenses.

Apolo has agreed to issue to PT Metro Astatama 3,000,000 common shares of its common stock to vest in thirds on January 15, 2004, June 15, 2004, and January 15, 2005. The stock will be valued at the date of the Agreement. Should the property be abandoned by Apolo for any reason prior to completion of the Agreement, any stock not yet issued and vested will be cancelled.

In addition to common stock, the Company has also agreed to pay to Pt Karya Bukit Utama a total of $2,500,000 pursuant to a payment schedule, which completes on December 15, 2007. The Company paid $50,000 on execution of the Agreement and has also paid the sum of $25,000 that was due January 15, 2004.

The KBU property has had extensive previous work performed on it including 38 trenches across the mineralization zones, 12 shafts and a minimum of 1,200 ft of underground work completed. In the past 12 years a total of 42 diamond holes have been undertaken. Calculations from previous professional personnel indicated an inferred resource in excess of 1,000,000 ounces of gold equivalent.

The Company intends to carry out a testing program on the KBU with the idea of processing material in the 200-300 ton per day mill. Initial geological data suggests an extension of veins from the NUP property adjoining the KBU and similar geological attributes. Over the past month, grab samples in the southern portion of the NUP claim indicated significant copper mineralization. Five surface grab samples were taken over a width of 8.5 meters and first test results received to date from the lab averaged 9.85% copper. The findings to date are inconclusive but warrant further testing.

The NUP and the KBU combined provide a total of 1,667.2 hectares for mining purposes.
Both the NUP and the KBU are located in an area of Indonesia with significant historical mining activity. The highlights of the area are control of mineral rights and their development, low cost operations, and a history of success allowing redemption of capital and profits.

The Company has completed its maintenance review of the 200-300 ton per day mill and intends to commence production on or around February 15, 2004. The current working capital position of the Company is in excess of $400,000, which is sufficient to allow for commencement of production. The Company is evaluating potential additional financing but there is no assurance such financing will be either desirable or successful.


Results of Operations
---------------------

During the six months ended December 31, 2003, the Company executed a purchase agreement for the rights to the KBU property, which adjoins the NUP. The KBU is located in the Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia. The Company paid $50,000 on closing and an additional $25,000 in January 2004, in accordance with the terms of the agreement.

A total of $2,500,000 will be paid to PT Karya Bukit Utama and 3,000,000 restricted shares will be issued to PT Metro Astatama in three separate stages of 1,000,000 shares each.

Significant data already exists regarding the KBU and the Company intends to process material on the property during the year. The mill to be used for NUP and the KBU is located on the KBU property.

In the six months ending December 31, 2003, the Company incurred a net loss of $248,308 as compared to a loss of $360,646 at December 31, 2002 and a loss of $730,997 for the year ending June 30, 2003.

During the six-month period ending December 31, 2003, expenses requiring cash outlay continue to be moderate, with $25,000 paid regarding the NUP property and $50,000 paid regarding the initial down payment regarding the KBU property. Exploration costs accounted for the largest portion of expenses, being $138,028 as the Company continues to prepare for production slated for mid February 2004.


The Company continues to be cautious regarding expenses and at December 31 2003, it had cash on hand in the amount of $429,755. This is sufficient to commence production on its properties in February 2004. While the Company has sufficient funds to commence operations, it will continue to raise funds through private placements, and shareholder and director loans should additional funds be required.

The Company has modest debt in the form of trade payables of $5,753 and its loans and advances receivable will be paid out in the first quarter of 2004. There are no terms of repayment for loans payable to related parties, which amount to $32,142 at Dec 31, 2003.

The Company has no employees other than officers and uses consultants as necessary in the development of the its Sumatra properties.


Liquidity And Capital Resources
-------------------------------

The Company currently has 49,944,589 shares outstanding with common shares and additional paid in capital of$3,820,761.

The Company has limited but sufficient cash to finance its operations at this stage of the site development and does have sufficient funds to commence production at the rate of 200-300 tons per day. Should additional funds be required to finance the operation, the Company intends to raise additional funds through private placement financing and/or additional loans.

Inflation has not been a factor during the six months ending Dec 31, 2003. The only capital expenditure required is the completion of the purchase of a Electrowinning unit. This unit will cost $35,000 and to date 50% of this has been paid.


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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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



APOLO GOLD, INC.

Dated: February 13, 2004

/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary