Form 10QSB
period 2004-03-31
APOLO GOLD INC
filed 2004-05-17
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the

                     Nine-month period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

As of May 5, 2004, the Registrant had 49,944,589 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]

Item 1. Financial Statements


                                APOLO GOLD, INC.

                                TABLE OF CONTENTS




CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   F-1

         Consolidated Statements of Operations                         F-2

         Consolidated Statements of Cash Flows                         F-3


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-4

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,     June 30,
                                                                   2004          2003
ASSETS                                                         (Unaudited)
                                                               ------------   -----------
     CURRENT ASSETS
         Cash                                                  $   519,849    $       553
         Prepaid expenses                                            7,980             --
         Loans and advances receivable                              30,000             --
                                                               -----------    -----------
            Total Current Assets                                   557,829            553
                                                               -----------    -----------

     OTHER ASSETS
         Mining equipment                                           20,234             --
                                                               -----------    -----------

TOTAL ASSETS                                                   $   578,063    $       553
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $     2,775    $    19,302
         Loans payable, related parties                            324,335         28,063
         Accrued officer wages                                       7,920          7,920
                                                               -----------    -----------
            Total Current Liabilities                              335,030         55,285
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 49,944,589 and 38,294,589 shares
            issued and outstanding, respectively                    49,944         38,294
         Additional paid-in capital                              3,838,761      3,100,511
         Subscriptions receivable                                       --        (25,000)
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (1,785,318)    (1,306,367)
         Accumulated other comprehensive income                      2,498            682
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      243,033        (54,732)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   578,063    $       553
                                                               ===========    ===========



                       See accompanying condensed notes.



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                                       Period from
                                              Three Months Ended           Nine Months Ended          April 8, 2002
                                                   March 31,                    March 31,            (Inception of
                                           -------------------------    -------------------------   Exploration Stage)
                                              2004          2003           2004          2003           through
                                                                                                     March 31, 2004
                                           (unaudited)   (unaudited)    (unaudited)   (unaudited)     (unaudited)
                                           -----------   -----------    -----------   -----------   ----------------
REVENUES                                  $        --    $        --    $        --    $        --    $        --
                                          -----------    -----------    -----------    -----------    -----------

EXPENSES
    Consulting and professional fees           37,293        101,952         96,733        241,952        374,733
    Exploration costs                         150,190         70,305        288,218        250,000      1,046,724
    General and administrative expenses        43,160          5,896         94,000         47,847        186,668
                                          -----------    -----------    -----------    -----------    -----------
       TOTAL EXPENSES                         230,643        178,153        478,951        539,799      1,608,125
                                          -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                         (230,643)      (178,153)      (478,951)      (539,799)    (1,608,125)

OTHER INCOME (EXPENSE)
    Loss on sale of mining equipment               --             --             --             --       (177,193)
                                          -----------    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS              (230,643)      (178,153)      (478,951)      (539,799)    (1,785,318)

INCOME TAXES                                       --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

NET LOSS                                     (230,643)      (178,153)      (478,951)      (539,799)    (1,785,318)
                                          -----------    -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME
    Foreign currency translation gain           1,160             --          1,816             --          2,498
                                          -----------    -----------    -----------    -----------    -----------

COMPREHENSIVE LOSS                        $  (229,483)   $  (178,153)   $  (477,135)   $  (539,799)   $(1,782,820)
                                          ===========    ===========    ===========    ===========    ===========

NET LOSS PER SHARE, BASIC AND DILUTED:

    FROM CONTINUING OPERATIONS            $       nil    $       nil    $     (0.01)   $     (0.02)
                                          ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING,
   BASIC AND DILUTED:                      49,292,959     35,016,811     43,883,855     29,548,715
                                          ===========    ============   ===========    ===========




                       See accompanying condensed notes.



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Period from
                                                                                           April 8, 2002
                                                                 Nine Months Ended         (Inception of
                                                                      March 31,          Exploration Stage)
                                                            ---------------------------        through
                                                                2004          2003       December 31, 2003
                                                            (unaudited)    (unaudited)      (unaudited)
                                                            ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $  (478,951)   $  (539,799)     $(1,785,318)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                             --             --               --
            Loss on sale of mining equipment                         --             --          177,193
            Stock issued for officer's wages and services        27,400        218,560          248,160
            Stock issued for exploration costs                       --             --          350,000
            Stock issued for current debt                            --        140,917          140,916
            Expenses paid on behalf of the Company                   --             --           42,610
     Decrease (increase) in:
        Prepaid expenses                                         (7,980)        (7,980)
        Advances                                                (30,000)         7,920          (30,000)
     Increase (decrease) increase in:
        Accounts payable and accrued expenses                   (16,527)        (5,678)          (5,987)
        Accrued officer wages                                        --        (33,260)          (5,340)
                                                            ------------    -----------      -----------
Net cash used by operating activities                          (506,058)      (211,340)        (875,746)
                                                            ------------    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchse of equipment                                       (20,234)            --          (20,234)
                                                            ------------    -----------      -----------
Net cash used by investing activities:                          (20,234)            --          (20,234)
                                                            ------------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds, related party loans                              300,113             --          328,176
     Payments, related party loans                               (3,841)            --           (3,841)
     Proceeds from subscriptions receivable                      40,000         70,000           40,000
     Proceeds from sale of common stock                         707,500        150,000        1,047,500
                                                            ------------    -----------      -----------
Net cash provided  by financing activities                    1,043,772        220,000        1,411,835
                                                            ------------    -----------      -----------

Increase (decrease) in cash                                     517,480          8,660          515,855

Other comprehensive income - foreign currency translation         1,816             --            2,498

Cash, beginning of period                                           553         26,600            1,496
                                                            ------------   ------------     ------------

Cash, end of period                                         $   519,849    $    35,260      $   519,849
                                                            ============   ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                          $        --    $        --      $        --
                                                            ============   ============     ============
     Income taxes paid                                      $        --    $        --      $        --
                                                            ============   ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                       $    27,400    $   218,560      $   268,560
     Common stock issued for mining rights                  $        --    $        --      $   330,000
     Note receivable from sale of mining equipment          $        --    $        --      $    45,000
     Expenses paid on behalf of the Company                 $        --    $        --      $        --
     Common stock issued for current debt                   $        --    $   140,917      $   140,916





                       See accompanying condensed notes.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2004


The financial statements have been prepared in accordance with generally accepting accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2004, the Company had net working capital of $222,799 but an accumulated deficit of $1,785,318 since beginning its current exploration stage of operations and negative cash flow from operations for the nine months ending March 31, 2004 of $506,058. Subsequent to March 31, 2004, the company completed a private placement wherein $300,000 of the current debt was converted to 1,000,000 restricted common shares at $0.30 per share. This effectively increased the current working capital position to $522,799. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 1 - ADVANCES RECEIVABLE

At March 31, 2004, the Company had advanced the sum of $30,000 to Pt Metro Astatama. This advance was made on February 26, 2004 and was repaid April 22, 2004. Pt Metro Astatama is a 20% partner in the development of the NUP and KBU properties in Sumatra.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2004


NOTE 2 - COMMON STOCK

During the nine months ending March 31, 2004, the Company issued 11,125,000 shares of common stock for cash of $707,500; and 525,000 shares were exercised for services valued at $27,400.


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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                               Weighted Average
                                           Number of Shares     Exercise Price
                                           ----------------    ----------------

Options exercisable at June 30, 2003          5,510,000         $        0.14
Granted                                      10,800,000                   .06
Exercised                                   (11,650,000)                  .06
Forfeited                                            --                    --
                                            -----------        ---------------
Outstanding at December 31, 2003              4,660,000         $        0.11
                                            ===========        ===============
Weighted average fair value of options
Granted during 2003                        $         --
                                           ============        ===============

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                 March 31, 2004




NOTE 3 - STOCK OPTIONS - (Continued)

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2003 or 2002. The Company granted 10,800,000 for services in the nine months ended March 31, 2004. Of those options 10,375,000 were exercised for cash and subscriptions receivable of $622,500 and 525,000 were exercised for services valued at $27,400. Also during the nine months ended March 31, 2004, 750,000 outstanding options were exercised for cash of $85,000.

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                                               Nine Months
                                                                  Ended
                                                              March 31, 2004
                                                          ----------------------
   Net Loss:
            As reported                                   $           (477,135)
            Pro forma                                     $         (1,733,492)
   Basic and diluted net loss per share:
            As reported                                   $              (0.01)
               Pro forma                                  $              (0.04)

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

In July 2001, the Company executed an agreement regarding a platinum/palladium group metals property in Northern Canada. The Company made a payment o $50,000 in the form of restricted common stock but subsequently decided not to proceed and Notice of Termination was issued in September 2001.

The Company then focused on Indonesia in its search for viable mineral properties. On April 16, 2002, the Company entered into an agreement with Pt Metro Astatama of Jakarta, Indonesia, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. Management of Apolo Gold implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003.

Apolo Gold Inc technical personnel have analyzed data from a total of 36 holes drilled over a 15-year period, including current drilling undertaken by management that completed in July 2003. Total drilling undertaken by both prior Companies and Apolo Gold Inc covered about 10,000 feet. From this a 4-5 hectare mineralized area has been identified. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends.

Under the supervision of Apolo geological personnel, nine holes were drilled on the NUP for a total depth of 523.20 meters. Interpolation was applied to five drilling holes done by Apolo and one drilling hole done by previous engineers which the grades have been zonated, as well as data from shafts and outcrops. The resources were measured manually at level above 350 meter ASL with an assumption Specific Gravity = 2.3 ton/m3. It was calculated that 85,000 tonnes could be processed with an average grade of 7.5 grams gold per tonne and 163 grams silver per ton.

The alteration patterns and mineral association indicate that the mineralization system in NUP is a low sulphidation epithermal type.

The agreement re NUP calls for semi annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $150,000 leaving a balance of
$225,000 still owing. Payments of $25,000 are made in March and September each year with the last payment due September 15, 2008.

The successful drilling and exploration work on NUP led the Company to examination of an adjoining property known as the KBU. This property is owned by PT Karya Bukit Utama,(referred to as the "KBU") but exclusive rights to develop are held by PT Metro Astatama. The KBU consists of 28 hectares and 905.3 hectares respectively for a total of 933.3 hectares and is located directly to the east of NUP. It is located in Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia.


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

Under the Agreement dated November 17, 2003, the Company shall provide quarterly financial information and agree to pay to PT Metro Astatama 20% of the net profits after recovery of normal defined operating expenses incurred since inception of work on the property.

Apolo has agreed to issue to PT Metro Astatama 3,000,000 restricted common shares of its common Stock. The first 1,000,000 will be issued in May 2003, the second 1,000,000 will be issued in June, 2003, and the final 1,000,000 will be issued in January 2005. The stock will be valued at the date of the Agreement, November 17, 2003. Should the property be abandoned by Apolo for any reason prior to completion of the Agreement, any stock not yet issued will be cancelled.

In addition to common stock, the Company has also agreed to pay to Pt Karya Bukit Utama a total of $2,500,000 pursuant to a payment schedule, which completes on December 15, 2007. The Company has paid $100,000 to date on this property.

The KBU property has had extensive previous work performed on it including 38 trenches across the mineralization zones, 12 shafts and a minimum of 1,200 ft of underground work completed. In the past 12 years a total of 42 diamond holes have been undertaken. Calculations from previous professional personnel indicated an inferred resource in excess of 1,000,000 ounces of gold equivalent.

Testing of material located within 200 feet of the Mill on the KBU property has identified 5.8 grams of gold/tonne and 78 grams silver/tonne. It is estimated that there are 170,000 tonnes of material available which will provide 2 years of production on this bulk sample.

The Company has spent the past 4 months conducting a maintenance overhaul of the mill at the KBU site. This mill was inactive for 6 years and testing showed certain areas that required updating and overhaul. This overhaul process was somewhat more extensive than originally planned as the mill had been idle for over 6 years and significant maintenance was required to place the mill in proper running order. This process was completed by mid April 2004 and initial production commenced at that time. Subsequent to this startup, certain additional mechanical malfunctions arose and these have now been corrected. The Company is now proceeding with production on a one shift basis and expects to extend to 2 shifts sometime during May 2004.

The Company intends to focus its initial bulk sampling production program on identified material located on the KBU only 200 feet from the mill.

The Company also intends to conduct further testing on the southern portion of its NUP property where initial findings of 9.85% copper were identified. Additional property claims have been negotiated and are currently being finalized. The testing done to date is inconclusive and additional testing must be undertaken to determine the extent of the copper findings.

The NUP and the KBU properties combined provide a total of 1,667.2 hectares for mining purposes. Both the NUP and the KBU are located in an area of Indonesia with significant historical mining activity. The highlights of the area are; control of mineral rights and their development, low cost operations, and a history of success allowing redemption of capital and profits.

The Company completed a private placement in March 2004 with two of its directors and raised $300,000. These funds were received by the Company in March 2004 and will be converted to restricted common stock in May 2004 at the agreed price of $0.30 per common share. This transaction has allowed the Company to increase its working capital position to $550,000 which provides the Company with sufficient resources to commence the bulk sampling production of 250-300 ton per day operation as mentioned above on the KBU site.

The Company is always evaluating potential additional financing but there is no assurance such financing will be either desirable or successful.


Results of Operations
---------------------

In November 2003, the Company executed a purchase agreement for the rights to the KBU property, which adjoins the NUP. The KBU is located in the Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia. The Company paid $50,000 on closing and an additional $25,000 in January, 2004, and $25,000 in March 2004 for total payments to date of $100,000.

A total of $2,500,000 will be paid to PT Karya Bukit Utama and 3,000,000 restricted shares will be issued to PT Metro Astatama in three separate stages of 1,000,000 shares each. The first 1,000,000 restricted shares will be made in May 2004. The second 1,000,000 restricted shares will be issued in June 2004 and the final 1,000,000 restricted shares will be issued in January 2005.

The Company has identified an area located within 200 feet of the mill that it intends mine with its 250-300 ton per day mill.

In the nine months ending March 31, 2004, the Company incurred a net loss of $477,135 as compared to a loss of $539,799 at March 31, 2003 and a loss of $730,997 for the year ending June 30, 2003.

During the nine-month period ending March 31, 2004, expenses requiring cash outlay continues to be moderate, with exploration costs to March 31, 2004 amounting to $288,218 being the most significant expenditure. Included in exploration costs are the payments made re the NUP and KBU properties. These payments in total amounted to $150,000 in the nine months ending March 31, 2004.

The Company has cash on hand in the amount of $519,849 at March 31, 2004. This cash position is the major portion of a current working capital position of approximately $550,000 and the Company feels the working capital position is sufficient to commence production on its KBU property.

While the Company has sufficient funds to commence operations, it will continue explore additional funding through private placements, and shareholder and director loans should additional funds be required. There is no assurance that additional funding is obtainable.

The Company has modest trade payables of $2,775 and its advances receivable of $30,000 were repaid in April 2004.

Loans payable of $300,000 are being converted to restricted common shares of 1,000,000 at $0.30 per share while the remaining $32,142 of loans payable and accruals have no set repayment schedule.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra properties.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 49,944,589 shares outstanding with common shares and additional paid in capital of$3,838,761.

The Company has limited but sufficient cash to finance its operations at this stage of the site development and does have sufficient funds to commence production at the rate of 200-300 tons per day. Should additional funds be required to finance the operation, the Company intends to raise additional funds through private placement financing and/or additional loans.

Inflation has not been a factor during the nine months ending March 31, 2004. The Company has no need for additional capital expenditures for its mine site as it has completed the purchase of all necessary equipment.


Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: 11,650,000 options exercised. Subsequent to March 31,2004, the company completed a private placement with two directors, with each purchasing 500,000 restricted shares of common stock at $0.30 per share for a total consideration of $300,000. This stock was issued on May 5, 2004.

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

APOLO GOLD, INC.

Dated: May 14, 2004

/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary