Form 10KSB
period 2004-06-30
APOLO GOLD INC
filed 2004-08-30
CIK 1040721

FORM 10-KSB
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                              Washington D.C. 20549
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791

                                Apolo Gold, Inc.
                                ----------------
              (Exact name of small business issuer in its charter)

                 Nevada                               98-0412805
        ------------------------------       ----------------------------------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (33,396,150) shares) based on the average bid and asked price as of August 19, 2004 being $.14 per share: $4,675,461.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,119,589 shares of Common Stock as of August 19, 2004.

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

The Company initially explored opportunities in Latin and South America. This resulted in the formation of a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the diamond and gold mining concession known as Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

On April 19, 2001, the Company executed an amendment to the 1999 agreement re CODSA 13 and then conducted exploration on the property from May 1, 2001 to July 2001. A combination of poor test results and disagreements with the concession holder resulted in the Company closing the camp on August 6, 2001. A cancellation letter was delivered to Empresa Proyectos Goldma C.A. advising them that the Company was abandoning the Codsa 13 site. The Venezuelan subsidiary has been inactive since 2001.

Coincident with exploration in Venezuela, Company management had spent several years exploring opportunities in Indonesia, and in particular, on the island of Sumatra. In February 2001, the Company - signed a letter of Intent re property in South Lampung, Sumatra, but certain local legal issues prevented further pursuit of this site and the agreement was subsequently cancelled.

On April 16, 2002, the Company executed an agreement with Pt. Metro Astatama, of Jakarta, Indonesia, for the mining rights to property west of Bandar Lampung, on the island of Sumatra, Indonesia. The property is known as Nepal Umbar Picung ("NUP") and it has a KP, Number KW. 098PP325. A KP is a mineral tenement license for both Exploration and Exploitation and must be held by an Indonesian entity. The "NUP" is 733.9 hectares in size and the agreement gives Apolo an 80% interest while its partner, Metro Astatama has 20%. These are not crown granted claims, but are claims owned privately by citizens of Indonesia. While PT Metro Astatama has a 20% interest, the Company is entitled to recover all of its costs re development of the "NUP" including property payments before Pt Metro participates in the profits.

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

The total purchase price for "NUP" is $375,000. To date the Company has made payments amounting to $150,000 on the property, with a balance remaining of $225,000. The Company is obligated to make semi-annual payments in March and September each year of $25,000 payment until the balance owing is retired.

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

Upon review of the recommendations, the Company proceeded with an initial drilling program in April 2003 which completed in June 2003. Approximately 500 meters of drilling was completed and an ore zone was identified. While 80,000 tonnes of mineralized rock was identified, it was recommended that a new exploration adit be driven to cross cut both shaft #5 and shaft #4 where good results had previously been identified. The 80,000 tonnes of mineralized rock averaged 8 grams of gold per tonne and 250 grams of silver per tonne. Based on current values of gold and silver, and using 90% recovery for gold and 70% recovery for silver, recovery values are estimated to be in excess of $10,000,000.

The Company continues to work on the adit and will advise shareholders when the adit is completed.

On December 10, 2003, the Company, and its 20% partner, PT Metro Astatama, executed an Agreement with PT Karya Bukit Utama of Bandar Lampung, Sumatra for the acquisition of mining rights to a property adjoining the "NUP" called "KBU". PT Karya Bukit Utama holds a permit from the Ministry of Mines and Energy, Republic of Indonesia, in the form of Mining Exploitation Authorization KP Number KW 96 0082 for 28 hectares and KP Number KW 96 PP 0083 for 905.3 hectares. These KP's are free and clear of any liens or encumbrances. The agreement includes the payment of 3,000,000 common shares to PT Metro Astatama on three separate dates, January 15, 2004, for 1,000,000 common shares and June 15, 2004 and January 15, 2005 for 1,000,000 common shares each. The stock due January 15, 2004 has been issued while the stock due June 15, 2004 will not be issued until September 15, 2004 because of a revision in the payment schedule as outlined below. Under the terms of the Agreement, the Company will hold an 80% interest and PT Metro Astatama will hold a 20% interest. The Company will also be allowed to recover all of its operating costs, including property payments, before PT Metro will participate in any profits.

The Company will pay to PT Karya Bukit Utama a total of $2,500,000 between 2003 and December 15, 2007 to acquire the mining rights to the property.

This Agreement was amended on July 14, 2004 wherein the June 30, 2004 payment of $150,000 and the December 31, 2004 payment of $250,000 were revised as follows:

                  Amount paid to June 30-04 $15,000
                  July 15, 2004                      $ 60,000
                  August 15, 2004                    $ 50,000
                  September 15, 2004                 $ 50,000
                  October 15, 2004                   $ 25,000
                  November 15, 2004                  $ 25,000
                  December 15, 2004                  $ 75,000
                  January 15, 2005                   $ 50,000
                  February 15, 2005                  $ 50,000
                                                     --------


                  TOTAL                              $400,000
                                                     ========


The Company has made the payment due July 15, 2004. Payments in 2005 through 2007 will be semi annual at June 15 and December 15 each year in the amount of $250,000 each.

As part of the acquisition of the mineral rights to the "KBU", the Company also acquired the use of a Mining Mill located on the Karya Bukit Utama property. This mill has been inactive since 1997-8 and required extensive overhaul to restore to proper operating condition. This overhaul has now been completed and the Company expects to operate on a daily basis going forward. It is anticipated that the Company will be in production 6 days per week and initially for 8 hours per day. In the next 30 days, it is expected that operations will expand to 16 hours per day.

Operations

The "NUP" and the adjoining "KBU" property in Sumatra, Indonesia is the only project currently being developed by the Company. All previous exploration activities in other parts of the World have been terminated.

The Company employs approximately 15 people locally at the mine site near Bandar Lampung, Sumatra. All of these employees are paid the local rate for their services. As well, the Company has two consultants working full time at the mine site who offer special mechanical, welding, and general operating skills not found locally. The President and CEO of Apolo Gold Inc. is located in Sumatra and directs all activities regarding the mining and exploration program.

Corporate headquarters are located in Vancouver B.C. where the Company leases space at #1458-409 Granville St. V6C 1T2. The Company also maintains an office in Bandar Lampung, Sumatra.

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

     3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations if its production schedule is delayed further. The Company is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

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

     5. Competition is more in the area of ability to sell at world prices, that the Company cannot control, and the Company competes for access to the world markets with its products.

     6. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

     7. There are currently 52,119,589 common shares outstanding at August 19, 2004 out of a total authorized capital of 200,000,000 shares. There are 147,880,411 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     8. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital and development of its NUP property in Sumatra.

Company's Office

     The Company's administrative headquarters are located at #1458-409 Granville St, Vancouver, BC, Canada V6C 1T2 and its telephone number is 604-687-4150. The Company also maintains an office in Bandar Lampung, Sumatra, Indonesia.

ITEM 2 - Description of Property

Location and Title

On April 16, 2002, the Company acquired the mining rights to a gold/silver property from Pt. Napal Umbar Picung known as "NUP". This gold-silver property is located 48 kilometers south west of Bandar Lampung on the Island of Sumatra, Indonesia. This is a 733.9 hectare gold-silver property referred to as KP Number KW. 098PP325. The property has a mineral tenure license for exploration and exploitation and is held in the name of Napal Umbar Picung, a requirement under Indonesian law. The KP is in good standing and has been in existence for 10 years. The property is in good standing and all payments required to date, $150,000, have been made. The total purchase price for mining rights to the NUP property is $375,000 and currently, a balance of $225,000 is outstanding.

On December 10, 2003, the Company and its 20% partner, PT Metro Astatama, acquired the mining rights to a gold/silver property from Pt Karya Bukit Utama of Bandar Lampung, Sumatra. This property is directly adjoining the "NUP" property above and consists of a total of 933.3 hectares over two KP's. The first KP is KW 96 0082 for 28 hectares and the second KP is KW 96 PP 0083 for
905.3 hectares. These KP's are free and clear of any liens or encumbrances. The total purchase price of these claims is $2,500,000 plus issuance of 3,000,000 common shares of the Company to PT Metro Astatama. The property is in good standing and all payments required to date, $175,000, have been made. The total purchase price for the mining rights for the "KBU" property is $2,500,000. Currently, a balance of $2,325,000 remains outstanding. The Company will own an 80% interest in the mining rights to the "KBU" property while PT Metro will hold a 20% interest. The Company will recover all operating costs and property payments prior to PT Metro Astatama participating in any operating profits.

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

        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        Sept 30, 2003        $0.07             $0.07
        Dec  31, 2003        $0.35             $0.32
        March 31,2004        $0.30             $0.26
        June 30, 2004        $0.20             $0.19

As of August 19, 2004, there were 40_holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. As of August 19, 2004, there are 35,344,000 shares in broker/dealer accounts.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

During the fiscal year the Company has adopted two Stock Option Plans. The plans "Apolo Gold Inc., 2004 Stock Option Plan" and "Apolo Gold Inc., 2004A Stock Option Plan (the "Plans"). The Plans provide that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 10,000,000 shares for the 2004 Stock Option Plan and 5,000,000 shares for the 2004A plan.

The Company still has outstanding options from previous plans adopted. In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. At the present time there are still 2,210,000 options outstanding and they are held by the three directors. Mr. Levasseur has options of 800,000, Mr. Dinning has 700,000 and Mr. Lee has 710,000, all at a price of $0.14 per share.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. At the present time there are still 2,100,000 options outstanding and they are equally held by the three directors at 700,000 shares each. The price on this plan was $0.09 per share.

The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.

Plan category                Number of securities to     Weighted average       Number of securities
                             be issued upon exercise     exercise price of      remaining available for
                             of outstanding options,     outstanding options,   future issuance
                             warrants and rights         warrants and rights
Equity compensation plans
approved by security                       0                                           0
holders

Equity compensation plans
not approved by security               8,460,000                      0.13          788,888
holders

Total                                  8,460,000                      0.13          788,888

The three directors hold a total of 6,810,000 of the outstanding options of 8,460,000 at June 30, 2004.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Apolo Gold, Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001.

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, ("NUP"). This property is located 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consists of
733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. There has been previous exploration work carried out, consisting of approximately 50 trenches, from 100 feet to 1,000 feet, across the mineralization, and 7 parallel veins have been exposed by trenching across mineralized zones. The Napal Gold Property is in an area in Indonesia with a history of mining activity. Several major mining companies are active in Indonesia where the highlights include; the ability to control mineral rights and their development, low cost operations, and in a country with a history of mining success that encourages foreign investment and redemption of capital.

The terms of the Napal Gold Property call for a total payment of $375,000 US over a six-year period of which a total of $150,000 have been made to date. Payments of $25,000 are due in March and September each year until the total obligation is retired. The next payment is due September 15, 2004.

In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000 to PT Metro Astatama, who are 20% partners in the project. The PT Metro Astatama participation is after the Company recovers all of its operating costs, including all property payments as due.

During the fiscal year ending June 30, 2003, the Company engaged two independent consultants to assist in evaluation of the property and to assist in development of a necessary program to determine values potential operating alternatives.

The Company in the summer of 2002 commenced with mapping and sampling with trenching and sampling of 12 trenches for a total of 1,189 meters (3,900 ft). This was followed up with a drilling project of 500 meters (1,640 ft). Sampling results indicated a large area of good anomalous gold-silver and many lenses of high-grade gold and silver. Over the past 15 years, other companies have carried out drilling of 36 holes totaling 10,000 feet on this property. With the additional work done in the spring and summer of 2003, there are now 43 trenches completed averaging 3 feet wide, 12 feet deep for a total of 12,000 feet of trenching. There were also in excess of 2,000 rock samples sent out for analysis. All trenches, drill holes, and rock samples are from a 5 hectare area on the "NUP" property.

As a result of the work program into the fall of 2003, the Company identified a high-grade zone of about 80,000 tons of gold-silver mineralization which showed in excess of 7 grams gold per ton and in excess of 160 grams of silver per ton.

This area is located approximately 1 mile from the mill site, which is located on the adjoining property known as the "KBU".

On December 10, 2003, the Company, and its partner, PT Metro Astatama, acquired the mining rights to a property directly adjoining the "NUP" property known as the "KBU" property. The property mining rights were acquired from PT Karya Bukit Utama for a total cash consideration of $2,500,000. This included an initial down payment of $50,000 plus a payment schedule of $500,000 per year until the balance is retired. To date, the Company has paid a total of $175,000 of the $2,500,000 owing. On July 14, 2004, an amendment was executed whereby the June 30 and December 15, 2004 payments totaling $400,000 were amended to monthly payments up to February 15, 2005 totaling $400,000. The next payment is due August 15, 2004 for $50,000. In addition to the cash payment of $2,500,000, the Company is obligated to pay to PT Metro Astatama a total of 3,000,000 common shares based on 1,000,000 due early in 2004(already paid) and 1,000,000 due in the summer of 2004 (not yet paid) and 1,000,000 in January 2005.

The acquisition of mining rights to the "KBU" also included the exclusive use of a mill capable of 250-300 tons per day in production. This mill is located on the "KBU" property and has been inactive for approximately 7 years. Initially, the Company thought only minor repairs were necessary but discovered in the spring of 2004, that more extensive overhaul work was necessary in order to have a functional mill. This mill is capable of 15 tons per hour and it is the intention of the Company to operate this mill initially at 8 hours per day, increasing to 16 hours within 30 days. The Company is in the process of confirming the necessary permits to operate beyond 8 hours per day. The mill is currently operating at 15 tons per hour.

There has been significant major work previously carried out on the "KBU" property. This includes 38 trenches across the mineralization zones, 12 shafts, and 1,200 feet of underground work completed. Over the past 12 years, a total of 42 diamond drill holes have been completed. Previous public calculations by professional engineers/geologists, have indicated that the "KBU" resource contains an initial inferred resource in excess of 1,000,000 ounces of gold equivalent, valued at current prices.

The Company has spent several months this year identifying potential mining areas on the "KBU" property.

Initially the Company intends to mine from an area known as Trench 25, located not far from the mill. Various assays have been completed and delivered to Intertek Testing Services in Jakarta for analysis. The Company is awaiting the results.

Preliminary assays show gold of 4 grams per ton and silver of 225 grams per ton. These are initial assays only and more testing will be undertaken in order to assess the entire area known as Trench 25.

The Company encountered significant delays regarding completion of the overhaul of the mill and in preparation of the mill site for production. Included in this is ensuring a continuous water supply which varies during the season. At certain times of the year, water will have to be pumped from a nearby valley to ensure water supply is sufficient for production. To this end, approximately 600 feet of piping has been installed with an incline of 85 feet. A pump has been installed to move this water to the pond for milling purposes.

The Company intends to raise additional capital in order to ensure it has sufficient resources to execute its plan for production. The Company is exploring loans, equity and joint ventures as possible alternatives. There is no assurance that said funds can be obtained for the program.

The Company currently may not have sufficient funds to carry out its proposed programs and there is no assurance that the necessary funds required will be raised.

Results of Operations - Period From July 01, 2003 to June 30, 2004

REVENUES: The Company had no revenues in the past fiscal year as it focused on preparation for production by completing necessary testing, including trenching, sampling, and an initial drilling program.

During the fiscal year ending June 30, 2004, the Company had exploration costs of 397,395 as compared to 353,506 the previous year. This included the cost of all consultants engaged regarding the development of the property, drilling costs, and the cost of trenching, mapping etc.

EXPENSES: During the year ending June 30 2004, the Company incurred total expenses of $788,700 compared to $685,997 the previous year.

These expenses were all related to exploration costs re the Napal Gold Property in Sumatra, Indonesia.

Consulting and professional fees were down this year to $216,796 from $258,000 the previous year.

The Company continues to carefully control its expenses, and intends to seek Additional financing to ensure it has sufficient resources to undertake its production program and continue its exploration and development program on the two properties. There is no assurance that the Company will be successful in its attempts to raise additional capital. The Company is currently negotiating with various parties regarding additional financing. The outcome of this is uncertain at this time.

The Company has no employees in its head office at the present time other than its Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. The mine site employs 15 people who are paid weekly in cash as is the custom in Sumatra.

Cash on hand at June 30, 2004 was $375,000 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total debts of $26,133, plus loans from related parties of $33,333.

At August 12, 2004, the Company had 52,119,589 shares of common stock outstanding and has raised total capital to date of approximately $ 4,338,000.

During the year, the Company raised a total of $1,007,500 by way of sale of common stock. Included in this was a private placement of 1,000,000 restricted common shares sold to M. Levasseur and Robert Dinning at $0.30 each. Each director acquired 500,000 restricted common shares at the stated $0.30 per share. In comparison, a total of $270,000 was raised the previous year. The funds allowed the Company to complete the overhaul of the mill, and commence production at the mine site in Sumatra.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2004. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

Item 7. Financial Statements.




                                APOLO GOLD, INC.



                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT                                           F-1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   F-2

         Consolidated Statements of Operations                         F-3

         Consolidated Statement of Stockholders' Equity (Deficit)      F-4

         Consolidated Statements of Cash Flows                         F-6

NOTES TO FINANCIAL STATEMENTS                                          F-7

Board of Directors
Apolo Gold, Inc.
Vancouver, British Columbia
CANADA


             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Apolo Gold, Inc., an expoloration stage company and Nevada corporation, as of June 30, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has no revenues and limited cash. In addition, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 21, 2004

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                June 30,     June 30,
                                                                 2004          2003
                                                              -----------   -----------
ASSETS
     CURRENT ASSETS
         Cash                                                 $   375,385   $       553
         Prepaid expenses                                           6,840            --
                                                              -----------   -----------
            Total Current Assets                                  382,225           553
                                                              -----------   -----------

     PROPERTY, NET OF DEPRECIATION                                 58,027            --
                                                              -----------   -----------

     MINERAL PROPERTIES                                                --            --
                                                              -----------   -----------

TOTAL ASSETS                                                  $   440,252   $       553
                                                              ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                $    26,133   $    19,302
         Loans payable, related parties                            33,333        28,063
         Accrued officer wages                                         --         7,920
                                                              -----------   -----------
            Total Current Liabilities                              59,466        55,285
                                                              -----------   -----------

     COMMITMENTS AND CONTINGENCIES                                     --            --
                                                              -----------   -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 51,969,589 and 38,294,589 shares
            issued and outstanding, respectively                   51,969        38,294
         Additional paid-in capital                             4,286,736     3,100,511
         Subscriptions receivable                                      --       (25,000)
         Accumulated deficit prior to exploration stage        (1,862,852)   (1,862,852)
         Deficit accumulated during exploration stage          (2,095,067)   (1,306,367)
         Accumulated other comprehensive income                        --           682
                                                              -----------   -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     380,786       (54,732)
                                                              -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   440,252   $       553
                                                              ===========   ===========


  The accompanying notes are an integral part of these financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                        Period from
                                                                                       April 16, 2002
                                                                                        (Inception of
                                                          Year Ended     Year Ended  Exploration Stage)
                                                            June 30,       June 30,        Through
                                                              2004           2003       June 30, 2004
                                                          ------------   ------------   --------------
REVENUES                                                  $         --   $         --   $         --
                                                          ------------   ------------   ------------
EXPENSES
     Consulting and professional fees                          216,796        258,000        494,796
     Exploration costs                                         397,395        353,506      1,155,901
     General and administrative expenses                       174,509         74,491        267,177
                                                          ------------   ------------   ------------
        TOTAL EXPENSES                                         788,700        685,997      1,917,874
                                                          ------------   ------------   ------------

LOSS FROM OPERATIONS                                          (788,700)      (685,997)    (1,917,874)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                               --        (45,000)      (177,193)
                                                          ------------   ------------   ------------

LOSS FROM OPERATIONS                                          (788,700)      (730,997)    (2,095,067)

INCOME TAXES                                                        --             --             --
                                                          ------------   ------------   ------------

NET LOSS                                                      (788,700)      (730,997)    (2,095,067)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)                     (682)           682             --
                                                          ------------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                               $   (789,382)  $   (730,315)  $ (2,095,067)
                                                          ============   ============   ============

     NET LOSS PER SHARE, BASIC AND DILUTED                $      (0.02)  $      (0.02)
                                                          ============   ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:    47,207,499     32,494,605
                                                          ============   ============


  The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                            Common Stock                                           Accumulated
                                                    --------------------------    Additional                      Deficit Prior
                                                         Number                     Paid-in     Subscriptions     to Exploration
                                                       of Shares       Amount       Capital      Receivable           Stage
                                                    -------------------------    -------------  --------------    --------------
Balance, June 30, 2001                                18,654,580       18,654       1,265,282               -       (1,634,303)

Issuance of common stock for services at an
   average of $0.05 per share                          2,300,000        2,300         112,700               -                -

Cancellation of stock used as payment for debt        (3,000,000)      (3,000)        (32,000)              -                -

Options exercised as payment for services
   at $0.05 per share                                    700,000          700          34,300               -                -

Issuance of common stock for debt retirement
   at $0.15 per share                                  4,421,282        4,422         658,771               -                -

Issuance of stock for mining rights                    3,000,000        3,000         327,000               -                -

Options exercised at $0.07 per common share            2,000,000        2,000         138,000         (70,000)               -

Options exercised as payment for services at
   $0.11 per common share                                 20,000           20           2,180               -                -

Net loss for the year ended June 30, 2002                      -            -               -               -         (228,549)
                                                      ----------    ---------    ------------       ---------     ------------

Balance, June 30, 2002                                28,095,862    $  28,096     $ 2,506,233       $ (70,000)    $ (1,862,852)

Options exercised as payment for services
   at $0.09 per common share                             500,000          500          44,500               -                -

Subscriptions received                                         -            -               -          70,000                -

Options exercised as payment for services
   at $0.05 per common share                           1,300,000        1,300          67,700               -                -

Options exercised for cash of $150,000 and services
   at $0.06 per common share                           3,400,000        3,400         201,600               -                -

Options exercised as payment of legal services
   at $0.04 per common share                              39,000           39           1,521               -                -
                                                      ----------    ---------    ------------       ---------     ------------
Balance Forward                                       33,334,862    $  33,335     $ 2,821,554       $       -     $ (1,862,852)



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)


                                                              Accumulated      Accumulated         Total
                                                             Deficit During      Other         Stockholders'
                                                              Exploration     Comprehensive       Equity
                                                                Stage            Income         (Deficit)
                                                             --------------  ----------------  -------------
Balance, June 30, 2001                                                 -                 -       (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                          -                 -        115,000

Cancellation of stock used as payment for debt                         -                 -        (35,000)

Options exercised as payment for services
   at $0.05 per share                                                  -                 -         35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                                  -                 -        663,193

Issuance of stock for mining rights                                    -                 -        330,000

Options exercised at $0.07 per common share                            -                 -         70,000

Options exercised as payment for services at
   $0.11 per common share                                              -                 -          2,200

Net loss for the year ended June 30, 2002                       (575,370)                -       (803,919)
                                                              ----------         ---------     ----------

Balance, June 30, 2002                                        $ (575,370)        $       -     $   26,107

Options exercised as payment for services
   at $0.09 per common share                                           -                 -         45,000

Subscriptions received                                                 -                 -         70,000

Options exercised as payment for services
   at $0.05 per common share                                           -                 -         69,000

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                           -                 -        205,000

Options exercised as payment of legal services
   at $0.04 per common share                                           -                 -          1,560
                                                              ----------         ---------     ----------
Balance Forward                                               $ (575,370)        $       -      $ 416,667






   The accompanying notes are an integral part of these financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)



                                                              Common Stock                                          Accumulated
                                                       ---------------------------    Additional                   Deficit Prior
                                                           Number                      Paid-in       Subscriptions to Exploration
                                                          of Shares      Amount        Capital       Receivable        Stage
                                                       ---------------------------  --------------  ------------  ---------------
Balance Forward                                            33,334,862   $  33,335     $ 2,821,554     $       -     $ (1,862,852)

Issuance of stock for services at $0.08 per share             600,000         600          47,400             -                -

Issuance of stock for debt
   at $0.06 per common share                                2,348,615       2,348         138,568             -                -

Options exercised for cash at
   $0.045 per common share                                  1,111,112       1,111          48,889             -                -

Options exercised at $0.05 per share
   for subscription receivable                                500,000         500          24,500       (25,000)               -

Options exercised as payment for services
   at $0.05 per share                                         400,000         400          19,600             -                -

Net loss for the year ended June 30, 2003                           -           -               -             -                -

Foreign currency translation gain                                   -           -               -             -                -
                                                       ---------------  ----------  --------------  ------------  ---------------
Balance, June 30, 2003                                     38,294,589      38,294       3,100,511       (25,000)      (1,862,852)

Options exercised as payment for services                     525,000         525          26,875             -                -
   at $0.05 per common share

Stock subscription paid                                             -           -               -        25,000                -

Options exercised at $0.06 per share                       11,125,000      11,125         696,375             -                -

Issuance of stock for services at $0.20 per share              25,000          25           4,975             -                -

Issuance of stock for property acquisition at
   $0.16 per share                                          1,000,000       1,000         159,000             -                -

Stock issued for cash at $0.30 per share                    1,000,000       1,000         299,000             -                -

Net loss for the year ended June 30, 2004                           -           -               -             -                -

Foreign currency translation gain                                   -           -               -             -                -
                                                       ---------------  ----------  --------------  ------------  ---------------
Balance, June 30, 2004                                     51,969,589   $  51,969   $   4,286,736   $         -   $   (1,862,852)
                                                       ===============  ==========  ==============  ============  ===============

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                   (Continued)

                                                        Accumulated     Accumulated        Total
                                                        Deficit During     Other        Stockholders'
                                                        Exploration     Comprehensive     Equity
                                                           Stage           Income        (Deficit)
                                                       --------------  --------------  -------------

Balance Forward                                         $   (575,370)   $          -    $   416,667

Issuance of stock for services at $0.08 per share                  -               -         48,000

Issuance of stock for debt
   at $0.06 per common share                                       -               -        140,916

Options exercised for cash at
   $0.045 per common share                                         -               -         50,000

Options exercised at $0.05 per share
   for subscription receivable                                     -               -              -

Options exercised as payment for services
   at $0.05 per share                                              -               -         20,000

Net loss for the year ended June 30, 2003                   (730,997)              -       (730,997)

Foreign currency translation gain                                  -             682            682
                                                       --------------  --------------  -------------

Balance, June 30, 2003                                    (1,306,367)            682        (54,732)

Options exercised as payment for services
   at $0.05 per common share                                       -               -         27,400

Stock subscription paid                                            -               -         25,000

Options exercised at $0.06 per share                               -               -        707,500

Issuance of stock for services at $0.20 per share                  -               -          5,000

Issuance of stock for property acquisition at
   $0.16 per share                                                 -               -        160,000

Stock issued for cash at $0.30 per share                           -               -        300,000

Net loss for the year ended June 30, 2004                   (788,700)              -       (788,700)

Foreign currency translation gain                                  -            (682)          (682)
                                                       --------------  --------------  -------------

Balance, June 30, 2004                                 $  (2,095,067)  $           -   $    380,786
                                                       ==============  ==============  =============





  The accompanying notes are an integral part of these financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Period from
                                                                                               April 16, 2002
                                                                                              (Inception of
                                                                     Year           Year     Exploration Stage)
                                                                     Ended         Ended          Through
                                                                 June 30, 2004  June 30, 2003  June 30, 2004
                                                                 -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (788,700)  $  (730,997)   $(2,095,067)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                                4,464            --          4,464
            Loss on sale of mining equipment                               --        45,000        177,193
            Options exercised for services                             27,400            --         27,400
            Stock issued for current debt                                  --       140,916        140,916
            Stock issued for officer's wages and services                  --            --          2,200
            Stock issued for professional services                      5,000       218,560        223,560
            Stock issued for exploration costs                        160,000        20,000        510,000
            Expenses paid on behalf of Company                             --            --         42,610
     Decrease (increase) in:
        Prepaid Expenses                                               (6,840)           --         (6,840)
     Increase (decrease) in:
        Accounts payable                                                6,831           414         10,716
        Accrued expenses                                               (7,920)        6,655         (1,265)
        Accrued officer wages                                              --       (25,340)        (5,340)
                                                                  -----------   -----------    -----------
Net cash (used) by operating activities                              (599,765)     (324,792)      (969,453)
                                                                  -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         (62,491)           --        (62,491)
                                                                  -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                              5,270        28,063         33,333
     Proceed from subscription receivable                              25,000            --         25,000
     Proceeds from sale of common stock                             1,007,500       270,000      1,347,500
                                                                  -----------   -----------    -----------
Net cash provided  by financing activities                          1,037,770       298,063      1,405,833
                                                                  -----------   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       375,514       (26,729)       373,889

Other comprehensive income (loss) - Foreign currency translation         (682)          682             --

Cash, beginning of year                                                   553        26,600          1,496
                                                                  -----------   -----------    -----------

Cash, end of year                                                 $   375,385   $       553    $   375,385
                                                                  ===========   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                $        --   $        --    $        --
                                                                  ===========   ===========    ===========
     Income taxes paid                                            $        --   $        --    $        --
                                                                  ===========   ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                             $     5,000   $   218,560    $   223,560
     Common stock issued for  current debt                        $        --   $   140,916    $   140,916
     Common stock issued for exploration costs                    $   160,000   $    20,000    $   510,000
     Note receivable from sale of mining equipment                $        --   $        --    $    45,000
     Options exercised for services                               $    27,400   $        --    $    27,400



   The accompanying notes are an integral part of these financial statements.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold, Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the years ended June 30, 2003 and 2004.

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

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------



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

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account, which is maintained in United States dollars, is not insured. As of June 30, 2004, a total of $370,226 was at risk.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company at June 30, 2004. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------



Stock Based Compensation
------------------------
The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein. See Note 7.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees", the adoption of SFAS No. 148 has had no material impact on the Company's financial condition or results of operations.

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

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------



Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------


At June 30, 2004, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $1,310,000 principally arising from approximate net operating loss carryforward of $3,960,000 for income tax purposes, which expire in the years 2014 through 2024. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004. The significant components of the deferred tax asset at June 30, 2004 and June 30, 2003 were as follows:

                                             Year ended         Year ended June
                                            June 30, 2004           30, 2003
                                            -----------------   ----------------
Net operating loss carryforward               $   3,957,919        $  3,169,219
                                            =================   ================

Deferred tax asset                            $   1,306,113        $  1,045,842
Deferred tax asset valuation allowance        $  (1,306,113)       $ (1,045,842)


The change in the allowance account from June 30, 2003 to June 30, 2004 was $260,271. The change in the allowance account from June 30, 2002 to June 30, 2000 was $494,000.

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

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------



Exit or Disposal Activities
---------------------------
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.


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

At June 30, 2004, in accordance with the aforementioned agreement, the Company had paid $150,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000.

On December 12, 2003, the Company fully executed an agreement with PT Metro Astatama, to acquire certain property rights in Southern Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments of $2,500,000 and 3,000,000 shares of the Company's restricted common stock, the Company will receive 933 hectares with production permit numbers KP-96PP0082 and KP-96PP0083 in place. The Company will assume all rights previously granted to PT Metro and will acquire an 80% net profits interest, while PT Metro retains the remaining 20%.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------



At June 30, 2004, in accordance with the aforementioned agreement, the Company had paid $115,000 in cash and issued 1,000,000 shares of its common stock, with a fair market value of $200,000.

The Company has recorded its mineral property costs as exploration expenses because there are no professional engineering studies evidencing proven and probable reserves for its mineral properties.

Venezuela
---------
In May 1999, the Company entered into an agreement through its subsidiary, Apologold C.A., to acquire a mine in Venezuela. (See Note 9.) Under the terms of the agreement, the Company acquired control over all rights for the exploitation of diamonds and gold in a mining concession called Codsa 13, which is located in the jurisdiction of Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This site was abandoned during the year ended June 30, 2002, when the Company discontinued operations in Venezuela.


NOTE 4 - PROPERTY AND EQUIPMENT

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2004.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2004.

During the year ended June 30, 2004, the Company acquired field equipment at a cost of $62,491 and recorded depreciation of $4,464 thereon. The Company owned no other equipment or furnishings in the two years ending June 30, 2004.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------




Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years.

Depreciation expense for the year ended June 30, 2004, was $4,464. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.


NOTE 5 - NOTE RECEIVABLE

During the year ended June 30, 2002, the Company sold all of its mining equipment at the time for a $45,000 short-term note receivable and thereby realized a loss of $132,193 on this transaction. This note, with a maturation date of September 30, 2002, has not been collected. During the year ended June 30, 2003, the Company wrote off the note with the related charge against loss on sale of equipment.


NOTE 6 - COMMON STOCK

During the year ended June 30, 2004, options to purchase 525,000 shares of common stock at $0.05 per share were exercised in exchange for services valued at $27,400 and 11,125,000 options were exercised to purchase common stock for cash of $707,500. The Company issued 1,000,000 shares of common stock as payment for property acquisition worth $160,000 (see Note 3) and an additional 1,000,000 shares of common stock were issued for $300,000 cash. The Company paid services of $5,000 with the issuance of 25,000 shares of common stock.

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

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------




NOTE 7 - STOCK OPTIONS

The Company has four stock option plans entitled the Apolo Gold, Inc. 2000 Stock Option Plan, Apolo Gold, Inc. 2002 Stock Option Plan, Apolo Gold, Inc. 2003 Stock Option Plan and Apolo Gold, Inc. 2004 Stock Option Plan (hereinafter "the Plans") adopted in July 2000, May 2002, November 2002 and March 2004, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plans, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan, 7,500,000 for the 2003
Plan and 15,000,000 for the 2004 and the 2004A Plans. The Board determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                            Number of
                                                                                            securities
                                            Number of                                       remaining
                                         securities to be        Weighted-average         available for
                                              issued              exercise price         future issuance
   Equity compensation plans not         upon exercise of         of outstanding           under equity
   approved by security holders        outstanding options            options           compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                          2,210,000                 $ 0.14                      -
  2002 stock option plan                          2,100,000                 $ 0.10                      -
  2003 stock option plan                            350,000                 $ 0.05                      -
  2004  and  2004A  stock
  option plans                                    3,800,000                  $0.16                 788,000
                                       ---------------------                            -------------------
  Total                                           8,460,000                                        788,000
                                       =====================                            ===================


The following is a summary of stock option activity:

                                                 Number of Shares         Weighted Average
                                                                           Exercise Price
                                                --------------------      --------------------
  Outstanding at June 30, 2002                           2,710,000        $              0.14
  Granted                                               10,650,112                       0.06
  Exercised                                            (7,850,112)                       0.06
                                                --------------------      --------------------
  Outstanding at June 30, 2003                           5,510,000                       0.11
  Granted                                               14,600,000                       0.09
  Exercised                                            (11,650,000)                      0.06
                                                --------------------      --------------------
  Outstanding at June 30, 2004                           8,460,000        $              0.13
                                                ====================      ====================
 Options exercisable at June 30, 2004                    8,460,000        $              0.13
                                                ====================      ====================
 Weighted average fair value of options
   granted during  2004                          $            0.09
                                                ====================

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------




The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2004 or 2003. The Company granted 14,600,000 during the year ended June 30, 2004. Of the options issued, 525,000 were exercised for payment of services valued at $27,400; 11,125,000 were exercised for $707,500 in cash.

The Company granted 10,650,112 options during the year ended June 30, 2003. In the same period, 3,339,000 options were exercised for payment of services valued at $208,560: 3,400,000 were exercised for $150,000 cash and services valued at $55,000: and 1,111,112 were exercised for cash at $0.045 per share of common stock.

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                               Year Ended    Year Ended
                                                 June 30,      June 30,
                                                  2004          2003
                                              -------------  -------------
      Net Loss:
               As reported                    $   (788,700)  $   (730,997)
               Pro forma                      $ (2,572,117)      (974,997)
      Basic and diluted net loss per share:
               As reported                    $      (0.02)         (0.02)
                  Pro forma                   $      (0.05)         (0.03)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value for 2004 and 2003: risk-free interest rate is 4%, volatility is 112% and 100%, respectively, and expected life is 5 years.


NOTE 8 - RELATED PARTIES

During the year ended June 30, 2004, a related party paid expenses of $33,333 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet.

During the year ended June 30, 2003, the Company issued 2,348,615 shares for retirement of related party debt of $140,916.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------





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

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a month-to-month operating lease that provides for monthly payments of approximately $1,655 in U.S. dollars. During the year ended June 30, 2004, lease expense totaled approximately $23,968.

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

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2004 includes $375,385 of cash in Canada and $62,491 of equipment in Indonesia. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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


NOTE 10 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $788,700 for the year ended June 30, 2004 and has an accumulated deficit of $3,957,919 since inception of the Company. The Company currently has no operating mining properties, has no revenues, and has limited cash resources.

APOLO GOLD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2004
--------------------------------------------------------------------------------




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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Martial Levasseur   70   Director, President                             1997
Robert E. Lee       69   Director                                        1997
Robert G. Dinning   65  Director, Chief Financial Officer, Secretary     2000


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

Robert E. Lee.

Dental Surgeon from 1961 until 1991 when he retired from practice.

1993 - 2002      President of La Rock Mining Corp, of Vancouver BC. Handled
                 all administration and continued assessment of property known as Brandy Wine. Company now called Auramex Resource
                 Corp where Mr. Lee currently serves as a director.


Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has Operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 34 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company.

         (b)      Significant Employees:  None


Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held no in person meetings during the fiscal year ended June 30, 2004. All corporate actions by the Board of Directors were unanimously consented to in writing after telephone discussion.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

* understands generally accepted accounting principles and financial statements,

* is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

* has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

*    understands internal controls over financial reporting, and

*    understands audit committee functions.

Board of Directors Independence

None of the Company's directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors' meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

The board received no security holder recommendations for nomination to the board of directors in connection with the 2004 annual meeting of shareholders. There are eight director nominees for the 2004 annual meeting of shareholders, all of whom are incumbent directors standing for reelection.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold Inc., Suite 1458-409 Granville Street, Vancouver BC, Canada V6C 1T2. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the Chairman of the Board.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company's website wwww.apologold.com.

Compliance with Section 16(a) of Securities Exchange Act of 1934 To our knowledge, during the fiscal year ended June 30, 2004, our Directors and Officers complied with all applicable Section 16(a) filing requirements except all three directors did not timely file a Form 4 re granting of Options which were reported on Form 5. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 10. Executive Compensation

     The following table shows for the fiscal years ending June 30, 2004, 2003 and 2002, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

 ----------------------------------------------------------------------------------------------------------------
                           Summary Compensation Table
 ----------------------------------------------------------------------------------------------------------------
                                                                     Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------
                                                  Other Annual      Securities
                                          Salary  Compensation ($)  Underlying
Name and Principle Position        Year     ($)                     Options (#)       All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2004     24,000       0          1,000,000 Common            0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2003     18,000       0            700,000 Common     $12,000 of total in
                                                                                         restricted stock
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2002     36,000       0            800,000 Common     $36,000 paid in
                                                                                         restricted stock.
-----------------------------------------------------------------------------------------------------------------


Above options totaling 2,500,000 are unexercised as of August 19, 2004.

--------------------------------------------------------------------------------------------------------------
Option Grants in Last Fiscal Year June 30, 2004
--------------------------------------------------------------------------------------------------------------
Individual Grants
--------------------------------------------------------------------------------------------------------------
Name                             Number of
                                  Common Shares
                                   Underlying
                                 Options         % of Total Options Granted in    Exercise Price    Expiration
                                 Granted (#)     Fiscal Year ended June 30, 2004  ($/Sh)            Date
--------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO,  1,000,000                  11.8%                 $0.16 per Share   06/10/09
Director
--------------------------------------------------------------------------------------------------------------
Robert Dinning,                   1,000,000                  11.8%                 $0.16 per Share   06/10/09
CFO, Director
--------------------------------------------------------------------------------------------------------------
Robert Lee,                         500,000                   5.9%                 $0.16 per Share   06/10/09
Secretary, Director
--------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2003 and as of June 30, 2004.

---------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
---------------------------------------------------------------------------------------------------------------------
                                     Value       Number of Securities Underlying
                        Shares       Realized    Unexercised Options at FY-End     Value of Unexercised In-the Money
                        Acquired on  at FY-End   June 30, 2004  (#)               Options at June 30, 2004  (1)
Name                    Exercise (#) ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Martial Levasseur               0          0     2,500,000 Shares/                $15,000
Pres./CEO, Dir.                                  Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Dinning,                 0          0     2400,000 Shares/                 $15,000
CFO, Director                                    Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Lee,                     0          0     1,910,000 Shares/                $25,000
Secretary, Dir.                                  Exercisable
---------------------------------------------------------------------------------------------------------------------

     (1) Option value based on the difference between the exercise price of unexercised options and the closing sale price of $0.14 per share on August 19, 2004.

Compensation of Directors

     Standard Arrangements: The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

     Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company's officer and directors do not have employment agreements.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 52,119,589 shares of common stock outstanding as of August 12, 2004 and of Management assuming the exercise of outstanding options held by management.


Title of  Name and Address(1)     Position         Amount and Nature     % of
Class     Beneficial Owner                        of Beneficial Owner    Class
--------  -------------------    ----------        -------------------  -------
Common    Martial Levasseur      Director, CEO       9,717,892 (2)       17.79%
          Robert Lee             Director            3,795,602 (3)        7.02%
          Robert Dinning         Director, CFO       3,703,333 (4)        6.79%

           All officers and Directors
           as a Group (3 persons)                   17,216,827           31.60%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1458 - 409 Granville Street, Vancouver, B.C. Canada V6C1T2

(2) Includes 2,753,333 directly in name of Martial Levasseur and 4,464,559 in name Of Van Silver Holdings Inc., a holding company controlled by Martial Levasseur. In addition, Mr. Levasseur holds a stock option for 800,000 common shares, exercisable at $0.14 per share until July 1, 2005, and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007 and a stock option for 1,000,000 common shares, exercisable at $0.16 per share until June 10, 2009.

(3) Includes a stock option of 710,000 common shares, exercisable at $0.14 per share until July 1, 2005 and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007 and a stock option for 500,000 common shares exercisable at $0.16 per share until June 10, 2009.

(4) Includes a stock option of 700,000 common shares, exercisable at $0.14 per share until July 1, 2005 and a stock option for 700,000 common shares, exercisable at $0.09 per share until June 30, 2007 and a stock option for 1,000,000 common shares exercisable at $0.16 per share until June 10, 2009.

Item 12. Certain Relationships and Related Transactions:

     In June 2004, Martial Levasseur, the Company's President and a Director and Robert Dinning, the Company's Chief Financial Officer and a Director each acquired 500,000 shares of restricted common stock from the Company at $0.30 per share for total proceeds to the Company of $300,000.

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

     3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)
     3.2 By-Laws of Corporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)
     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002
     10.2 KBU ACQUISITION AGREEMENT
     10.3 Addendum to KBU ACQUISITION AGRREEMENT
     14   Code of Ethics
     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification
     32.2 Sarbanes Oxley Section 906 Certification

B. Reports on Form 8-K: None

Item 14.  Principal Accountant Fees And Services

Williams & Webster PS, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2004. Williams & Webster PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster PS was paid aggregate fees of approximately $20,000 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Williams & Webster PS was not paid any additional fees for the fiscal year ended June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster PS was not paid any aggregate fees for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Williams & Webster PS was paid no other fees for professional services during the fiscal year ended June 30, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 26, 2004

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

Signature                       Title                         Date
---------                       -----                         ----

/s/ Martial Levasseur
------------------------
Martial Levasseur          President, Director                August 26, 2004


/s/ Robert G. Dinning
------------------------
Robert G. Dinning          Chief Financial Officer,
                           Secretary, Director                August 26, 2004


/s/ Robert E. Lee
------------------------
Robert E. Lee              Director                           August 26, 2004