Form 10QSB
period 2004-09-30
APOLO GOLD INC
filed 2004-11-12
CIK 1040721

________________________________________________________________________________


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Three-month period ended: September 30, 2004

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

As of November 10, 2004, the Registrant had 52,119,589 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]



                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                               September 30,    June 30,
                                                                   2004          2004
                                                               (unaudited)
                                                               -----------    -----------
ASSETS
     CURRENT ASSETS
         Cash                                                  $    59,794    $   375,385
         Advances and loans receivable                              20,000             --
         Prepaid expenses                                            5,700          6,840
                                                               -----------    -----------
            Total Current Assets                                    85,494        382,225
                                                               -----------    -----------

     PROPERTY, NET OF DEPRECIATION                                  55,796         58,027
                                                               -----------    -----------

TOTAL ASSETS                                                   $   141,290    $   440,252
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $     8,788    $    26,133
         Loans payable, related parties                             33,333         33,333
                                                               -----------    -----------
            Total Current Liabilities                               42,121         59,466
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 52,119,589 and 51,969,589 shares
            issued and outstanding, respectively                    52,119         51,969
         Additional paid-in capital                              4,312,586      4,286,736
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (2,403,469)    (2,095,067)
         Accumulated other comprehensive income                        785             --
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                                 99,169        380,786
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   141,290    $   440,252
                                                               ===========    ===========






         See accompanying condensed notes to the financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Period from

                                                                                          April 16, 2002
                                                                 Three Months Ended        (Inception of
                                                                   September 30,         Exploration Stage)
                                                           ----------------------------         To
                                                               2004            2003      September 30, 2004
                                                           (unaudited)     (unaudited)      (unaudited)
                                                           ------------    ------------  ------------------
REVENUES                                                   $         --    $         --    $            --
                                                           ------------    ------------    ---------------


EXPENSES
     Consulting and professional fees                            82,024          24,384            576,820
     Exploration costs                                          193,559          26,153          1,349,460
     General and administrative expenses                         32,819           9,407            299,996
                                                           ------------    ------------    ---------------
        TOTAL EXPENSES                                          308,402          59,944          2,226,276
                                                           ------------    ------------    ---------------

LOSS FROM OPERATIONS                                           (308,402)        (59,944)        (2,226,276)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --           (177,193)
                                                           ------------    ------------    ---------------

LOSS FROM OPERATIONS                                           (308,402)        (59,944)        (2,403,469)

INCOME TAXES                                                         --              --                 --
                                                           ------------    ------------    ---------------

NET LOSS                                                       (308,402)        (59,944)        (2,403,469)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)                       785              --                785
                                                           ------------    ------------    ---------------

COMPREHENSIVE INCOME (LOSS)                                $   (307,617)   $    (59,944)   $    (2,402,684)
                                                           ============    ============    ===============

     NET LOSS PER SHARE, BASIC AND DILUTED                 $      (0.01)   $        nil
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     52,084,263      38,294,589
                                                           ============    ============





         See accompanying condensed notes to the financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Period from
                                                                                                 April 16, 2002
                                                                       Three Months Ended        (Inception of
                                                                          September 30,        Exploration Stage)
                                                                   ---------------------------        To
                                                                      2004           2003      September 30, 2004
                                                                   (unaudited)    (unaudited)     (unaudited)
                                                                   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $  (308,402)   $   (59,944)   $(2,403,469)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                                 2,231             --          6,695
            Loss on sale of mining equipment                                --             --        177,193
            Stock issued for current debt                                   --             --        140,916
            Stock issued for officer's wages and services                   --         20,400         29,600
            Stock issued for professional services                      10,000             --        233,560
            Stock issued for exploration costs                              --             --        510,000
            Expenses paid on behalf of Company                              --             --         42,610
     Decrease (increase) in:
        Prepaid expenses                                                 1,140             --         (5,700)
        Advances and loans receivable                                  (20,000)            --        (20,000)
     Increase (decrease) in:
        Accounts payable                                               (17,345)        24,384         (6,629)
        Accrued expenses                                                    --             --         (1,265)
        Accrued officer wages                                               --             --         (5,340)
                                                                   -----------    -----------    -----------
Net cash (used) by operating activities                               (332,376)       (15,160)    (1,301,829)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                               --             --        (62,491)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                                  --         (3,741)        33,333
     Proceeds from subscription receivable                                  --             --         25,000
     Proceeds from sale of common stock                                 16,000         25,000      1,363,500
                                                                   -----------    -----------    -----------
Net cash provided  by financing activities                              16,000         21,259      1,421,833
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       (316,376)         6,099         57,513

Other comprehensive income (loss) - Foreign currency translation           785             --            785

Cash, beginning of period                                              375,385            553          1,496
                                                                   -----------    -----------    -----------

Cash, end of period                                                $    59,794    $     6,652    $    59,794
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                 $        --    $        --    $        --
                                                                   ===========    ===========    ===========
     Income taxes paid                                             $        --    $        --    $        --
                                                                   ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for professional services                 $    10,000    $        --    $   233,560
     Common stock issued for  current debt                         $        --    $        --    $   140,916
     Common stock issued for exploration costs                     $        --    $        --    $   510,000
     Note receivable from sale of mining equipment                 $        --    $        --    $    45,000
     Common stock issued for officer's wages and services          $        --    $    20,400    $    29,600






         See accompanying condensed notes to the financial statements.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2004


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2004, the Company had limited working capital, recurring losses, an accumulated deficit of $2,403,469 since beginning its current exploration stage, and negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - ADVANCES RECEIVABLE

The Company had advanced the sum of $20,000 to Pt Metro Astatama in the quarter ended September 30, 2004. Pt Metro Astatama is a 20% partner in the development of the NUP and KBU properties in Sumatra.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2004




NOTE 3 - COMMON STOCK

During the three months ending September 30, 2004, the Company issued 100,000 shares of common stock for cash of $16,000; and 50,000 shares were issued for services valued at $10,000.


NOTE 4 - STOCK OPTIONS

The Company has four stock option plans entitled as follows: the Apolo Gold, Inc. 2000 Stock Option Plan, Apolo Gold, Inc. 2002 Stock Option Plan, Apolo Gold, Inc. 2003 Stock Option Plan and Apolo Gold 2004 Stock Option Plan (hereinafter "the Plans") adopted in July 2000, May 2002, November 2002 and March 2004, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plan, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan, 7,500,000 for the 2003 Plan and 15,000,000 for the 2004 and 2004A
Plans. The Company's board of directors determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Company's board of directors may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                               Weighted Average
                                            Number of Shares    Exercise Price

Options exercisable at June 30, 2004              8,460,000     $         0.13
Granted                                                  --                 --
Exercised                                          (100,000)               .16
Forfeited                                                --                 --
                                             --------------     --------------
Outstanding at September 30, 2004                 8,360,000     $         0.13
                                             ==============     ==============

Weighted average fair value of options
Granted during 2005                          $           --
                                             ==============

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                               September 30, 2004





NOTE 4 - STOCK OPTIONS - (Continued)

The Company applies Accounting Principles Bulletin Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2004 or 2003. During the three months ended September 30, 2004, 100,000 outstanding options were exercised for cash of $16,000. The Company did not grant stock options during the three months ended September 30, 2004.

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

In July 2001, the Company executed an agreement regarding a platinum/palladium group metals property in Northern Canada but subsequently decided not to proceed and Notice of Termination was issued in September 2001.

The Company then focused on Indonesia in its search for viable mineral properties. After reviewing several opportunities, the Company entered into an agreement with Pt Metro Astatama of Jakarta, Indonesia, on April 16, 2002, for the acquisition of a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

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

Under the supervision of Apolo's geologist, nine holes were drilled on the NUP for a total length of 523.20 meters. Interpolation was applied to five drilling holes done by Apolo and one drilling hole done by previous engineers which the grades have been zonated, as well as data from shafts and outcrops. The Company geologist estimated that 85,000 tonnes could be processed with an average grade of 7.5 grams gold per tonne and 163 grams silver per tonne.

The alteration patterns and mineral association indicate that the mineralization system in NUP is a low sulphidation epithermal type.

Following up on the estimate of 85,000 tonnes of material determined a year ago on the Camp Zone, the Company designated a four man crew who for the past 6 months have been extending a crosscut on the Camp Zone in order to intercept diamond drilling that was carried out by the Company in 2003. This work has been very slow but indications now are that the crew is within 20 metres of intercepting the camp zone, previously drilled in 2003. The drill holes that intercepted the camp zone indicated veins in excess of 2 metres in width and assayed in excess of 30 grams of gold per tonne and 255 grams of silver per tonne. Once the intercept is completed, which is expected within a month, the Company intends to drift in the zone north and south to determine the values and stabilities of the vein.

In 2003, there were 6 holes drilled on this Camp Zone and it appeared to be continuous in a north - south direction for about 250 metres in length and it ranged from one metre to 3.5 metres in width and to a depth of 75 metres and still open to depth with values varying between 5-15 grams of gold per tonne.

The agreement re NUP calls for semi annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $175,000 leaving a balance of $200,000 outstanding. Payments of $25,000 are made in March and September each year with the last payment due September 15, 2008.

The successful drilling and exploration work on NUP in 2003 and 2004 led the Company to examination of an adjoining property known as the KBU. This property is owned by PT Karya Bukit Utama,(referred to as the "KBU") but exclusive rights to develop are held by PT Metro Astatama. The KBU consists of 28 hectares and
905.3 hectares respectively for a total of 933.3 hectares and is located adjoining directly to the north of NUP. It is located in Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia. This is the property on which the mill being used to process material is located.

Its KP Exploitation Numbers are KP 96PP0082 and KP Exploitation number KP 96PP083. Under contract, PT Metro Astatama has the sole authority to act on behalf of PT Karya Bukit Utama for the development of this mineral lease.

On November 17, 2003, the Company executed an agreement with PT Metro Astatama wherein Apolo Gold Inc has acquired the exclusive right through this agreement to explore, test, develop and mine the KBU and extract, remove, and sell the Minerals and mineral products therein and realize a profit thereof. Apolo is the exclusive manager of the property and its development.

Under its agreement with KBU, the Company will pay to Pt Karya Bukit Utama a total of $2,500,000 pursuant to a payment schedule, which completes on December 15, 2007. The Company has paid $200,000 to date on this property.

In January 2004, the company undertook an exploration program on the KBU and carried out testing on various areas of the KBU. Arrangements for the use of the mill were completed in December 2003 and the Company immediately commenced an overhaul of the mill. This took 6 months to complete the overhaul of the mill. The mill was inactive for 6 years prior to our agreement to use it and a maintenance review showed certain parts that required updating and overhaul. This overhaul process was somewhat more extensive than originally planned and significant maintenance was required to place the mill in proper running order. The mill overhaul was originally completed in late April but certain additional mechanical malfunctions arose and these have now been fully corrected and the mill is now fully operational and material is being processed daily.

The Company is also in the final stages of completing a mining plan for the next 12 months.

The Company has not processed any concentrate to date as it is awaiting the balance of its electrowinning equipment, which will allow it to create its own gold and silver dore. The manufacturer of the ancillary electrowinning equipment has promised delivery by late December 2004. This equipment must then be cleared in customs and then installed. Processing is expected sometime in January 2005.

The NUP and the KBU properties combined provide a total of 1,667.2 hectares for mining purposes. Both the NUP and the KBU are located in an area of Indonesia with significant historical mining activity. The highlights of the area are; control of mineral rights and their development, low cost operations, and a history of success allowing redemption of capital and profits.

In September 2004, the Company announced the addition of Mr. Tim Scott as Vice President Operations for the Company's gold and silver operation in Sumatra. Mr. Scott brings a wealth of experience to the Company, is fluent in Bahasa Indonesia, the national language, and has spent the past 25 years with various mining companies in Indonesia. Mr. Scott will assist in operations, corporate, legal, personnel and equipment repair and supply issues. He is stationed in Jakarta Indonesia.

The Company is aware that additional financing will be required and is currently evaluating its options. There is no assurance that such financing will either be successful or be obtainable on desirable terms and conditions.


Results of Operations
---------------------

In the three months ending September 30, 2004, the Company incurred a loss of $307,617 as compared to a loss of $59,944 at September 30, 2003. This loss is the result of extensive exploration costs in the quarter, including property payments, which accounted for $125,000 of the exploration costs in the period. Other expenses include consulting and professional fees of $82,000 and general administrative expenses of $32,000. These have increased over the previous year as there is more exploration work being carried out and additional personnel have been involved in the current year.

The Company has very little debt, with accounts payable amounting to less than $10,000. There is additional loans payable of $33,000 but these amounts are owing to shareholders and have no specific terms of repayment.

At September 30, 2004, there were 52,119,589 shares outstanding with 150,000 shares being issued during the quarter.

Cash on hand at September 30, 2004 amounted to $59,700. The Company understands that additional financing is required as it does not currently have sufficient funds to continue operations. The Company plans to raise additional funds either by private placements, loans, or shareholder and director loans and private placements. There is no assurance that additional funding is obtainable.

The Company is currently working on both the NUP and the KBU properties which were acquired in April 2002 (NUP) and December 2003 (KBU). The Company has paid $175,000 in property payments to NUP to date and has a balance remaining of $200,000. The Company has paid $200,000 to date on the KBU property and has a balance remaining of $2,300,000. The Company continues to carry out exploration work on both the NUP and the KBU properties and is finalizing its mining plan for the next 12 months.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra properties. There are approximately 15 people working at the mine site who function as independent contractors.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 51,119,589 shares outstanding with common shares and additional paid in capital of $4,364,705.

The Company has limited cash to finance its operations at the present time and recognizes it must raise additional funds to sustain production at its' mill site in Sumatra. It anticipates operating for a minimum of 16 hours per day and its production will depend on the type of material to be processed. On average, it expects to process 200 tons per day. The Company intends to raise additional funds through private placement financing and/or additional loans from its shareholders and directors.

Inflation has not been a factor during the three months ending September 30, 2004. No determination has yet been made regarding additional capital expenditures for its mine site as it will depend on what area it chooses to commence full production. Should it continue on the KBU property, then no additional capital expenditures are required. Should the Company decide to commence production on NUP, then additional equipment will be required. This is estimated at $100,000 to $150,000. This equipment can be acquired within Indonesia and is readily available.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended September 30, 2004, the Company issued 50,000 unregistered shares of common stock to one investor as payment for services rendered valued at $10,000 or $0.20 per share. Also during the quarter, 11,650,000 shares of common stock registered under Form S-8 were issued upon the exercise of outstanding stock options exerciseable at $0.16 per share.

With respect to the sale of unregistered shares made, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors, existing shareholders or warrant holders who were provided all of the current public information available on the company.

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

APOLO GOLD, INC.

Dated: November 12, 2004



/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary