Form 10QSB
period 2004-12-31
APOLO GOLD INC
filed 2005-02-11
CIK 1040721

--------------------------------------------------------------------------------


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Six-month period ended: December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

As of February 10, 2005, the Registrant had 54,200,014 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31,     June 30,
                                                                  2004            2004
                                                               (unaudited)
                                                               -----------    -----------
ASSETS
     CURRENT ASSETS
         Cash                                                  $    13,230    $   375,385
         Advances and loans receivable                              36,500             --
         Prepaid expenses                                            4,560          6,840
                                                               -----------    -----------
            Total Current Assets                                    54,290        382,225
                                                               -----------    -----------

     PROPERTY, NET OF DEPRECIATION                                  71,704         58,027
                                                               -----------    -----------

TOTAL ASSETS                                                   $   125,994    $   440,252
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $    50,787    $    26,133
         Loans payable, related parties                             33,333         33,333
                                                               -----------    -----------
            Total Current Liabilities                               84,120         59,466
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 52,878,589 and 51,969,589 shares
            issued and outstanding, respectively                    52,878         51,969
         Additional paid-in capital                              4,386,788      4,286,736
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (2,536,177)    (2,095,067)
         Accumulated other comprehensive income                      1,236             --
                                                               -----------    -----------
            Total Stockholders' Equity                              41,874        380,786
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   125,994    $   440,252
                                                               ===========    ===========




          See accompanying condensed notes to the financial statements


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                                     Period from
                                                                                                                    April 16, 2002
                                                           Three Months Ended              Six Months Ended          (Inception of
                                                               December 31,                  December 31,         Exploration Stage)
                                                        ------------------------       ------------------------            to
                                                          2004          2003              2004         2003        December 31, 2004
                                                        (unaudited)  (unaudited)       (unaudited)  (unaudited)       (unaudited)
                                                        ----------   -----------       -----------  -----------    -----------------
REVENUES                                              $         --    $         --    $         --    $         --   $          --
                                                      ------------    ------------    ------------    ------------    ------------


EXPENSES
    Consulting and professional fees                        33,448          35,056         115,472          59,440         610,268
    Exploration costs                                       70,765         111,875         264,324         138,028       1,420,225
    General and administrative expenses                     28,494          41,433          61,313          50,840         328,491
                                                      ------------    ------------    ------------    ------------    ------------
       TOTAL EXPENSES                                      132,707         188,364         441,109         248,308       2,358,984
                                                      ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                      (132,707)       (188,364)       (441,109)       (248,308)     (2,358,984)

OTHER INCOME (EXPENSE)
    Loss on sale of mining equipment                            --              --              --              --        (177,193)
                                                      ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                      (132,707)       (188,364)       (441,109)       (248,308)     (2,536,177)

INCOME TAXES                                                    --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                                                  (132,707)       (188,364)       (441,109)       (248,308)     (2,536,177)

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain (loss)                   451             656           1,236             656           1,236
                                                      ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                           $   (132,256)   $   (187,708)   $   (439,873)   $   (247,652)   $ (2,534,941)
                                                      ============    ============    ============    ============    ============

    NET LOSS PER SHARE, BASIC AND DILUTED             $        nil    $        nil    $      (0.01)   $     (0.01)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED: 52,644,915     49,292,959      52,364,589      43,883,855
                                                      ============    ============    ============    ============




          See accompanying condensed notes to the financial statements


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Period from
                                                                                                April 16, 2002
                                                                       Six Months Ended          (Inception of
                                                                          December 31,         Exploration Stage)
                                                                  ---------------------------        to
                                                                       2004          2003      December 31, 2004
                                                                   (unaudited)    (unaudited)    (unaudited)
                                                                  -------------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $  (441,109)   $  (248,308)   $(2,536,176)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                                 4,465             --          8,929
            Loss on sale of mining equipment                                --             --        177,193
            Stock issued for current debt                                   --             --        140,916
            Stock issued for officer's wages and services                   --         27,400         29,600
            Stock issued for professional services                      10,000             --        233,560
            Stock issued for exploration costs                              --             --        510,000
            Expenses paid on behalf of Company                              --             --         42,610
     Decrease (increase) in:
        Prepaid expenses                                                 2,280             --         (4,560)
        Advances and loans receivable                                  (36,500)       (50,000)       (36,500)
     Increase (decrease) in:
        Accounts payable                                                24,654        (13,549)        35,370
        Accrued expenses                                                    --             --         (1,265)
        Accrued officer wages                                               --             --         (5,340)
                                                                   -----------    -----------    -----------
Net cash used by operating activities                                 (436,211)      (284,457)    (1,405,664)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (18,141)            --        (80,632)
                                                                   -----------    -----------    -----------
Net cash used by investing activities                                  (18,141)            --        (80,632)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payment of) related party loans                     --         (3,841)        33,333
     Proceeds from subscription receivable                                  --         25,000         25,000
     Proceeds from sale of common stock                                 90,961        692,500      1,438,461
                                                                   -----------    -----------    -----------
Net cash provided  by financing activities                              90,961        713,659      1,496,794
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       (363,391)       429,202         10,498

Other comprehensive income (loss) - foreign currency translation         1,236            656          1,236

Cash, beginning of period                                              375,385            553          1,496
                                                                   -----------    -----------    -----------

Cash, end of period                                                $    13,230    $   430,411    $    13,230
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                 $        --    $        --    $        --
                                                                   ===========    ===========    ===========
     Income taxes paid                                             $        --    $        --    $        --
                                                                   ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for professional services                 $    10,000    $        --    $   233,560
     Common stock issued for  current debt                         $        --    $        --    $   140,916
     Common stock issued for exploration costs                     $        --    $        --    $   510,000
     Note receivable from sale of mining equipment                 $        --    $        --    $    45,000
     Common stock issued for officer's wages and services          $        --    $    27,400    $    29,600




          See accompanying condensed notes to the financial statements

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2004



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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2004, the Company had limited working capital, recurring losses, an accumulated deficit of $2,536,177 since beginning its current exploration stage, and negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - ADVANCES RECEIVABLE

The Company had advanced the sum of $36,500 to Pt Metro Astatama in the quarter ended December 31, 2004. Pt Metro Astatama is a 20% joint venture partner with the Company in the development of the NUP and KBU properties in Sumatra.

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2004



NOTE 3 - COMMON STOCK

During the six months ending December 31, 2004, the Company issued 859,000 shares of common stock for cash of $90,961. Additionally, 50,000 shares were issued for services valued at $10,000.


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

There is no express termination date for the options, although the Company's board of directors may vote to terminate the Plan. The exercise price of the Plans' options is determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                         Weighted Average
                                                      Number of Shares   Exercise Price
                                                      ----------------   ----------------
Options exercisable at June 30, 2004                      8,460,000        $       0.13

Granted                                                          --                  --

Exercised                                                  (100,000)               0.16

Forfeited                                                        --                  --
                                                        -----------        ------------

Outstanding at December 31, 2004                          8,360,000        $       0.13
                                                        ===========        ============

Weighted average fair value of options
  granted during 2005                                   $        --
                                                        ===========

                                APOLO GOLD, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
                                December 31, 2004



NOTE 4 - STOCK OPTIONS - (Continued)

The Company applies Accounting Principles Bulletin Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2004 or 2003. During the six months ended December 31, 2004, 100,000 outstanding options were exercised for cash of $16,000. The Company did not grant stock options during the six months ended December 30, 2004.

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

Apolo Gold Inc consultants and mining/engineer advisors analyzed data from a total of 36 holes drilled over a 15-year period. Comparisons were made with drilling results that Apolo management completed in July 2003. Total drilling undertaken by various parties covered about 10,000 feet. From this a 4-5 hectare mineralized area has been identified. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends.

Under the supervision of Apolo's consulting geologist, nine holes were drilled on the NUP for a total length of 523.20 meters. Interpolation was applied to five drilling holes done by Apolo and one drilling hole done by previous engineers which the grades have been zonated, as well as data from shafts and outcrops. The Company consulting geologist estimated that 85,000 tonnes could be processed with an average grade of 7.5 grams gold per tonne and 163 grams silver per tonne.

The alteration patterns and mineral association indicate that the mineralization system in NUP is a low sulphidation epithermal type.

Following up on the estimate of 85,000 tonnes of material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone in order to intercept diamond drilling that was carried out by the Company in 2003. This is now almost complete and the Company expects to intercept this zone in the next several days. The drill holes that intercepted the camp zone indicated veins in excess of 2 metres in width and assayed in excess of 30 grams of gold per tonne and 255 grams of silver per tonne. Once the intercept is completed, the Company intends to drift in the zone north and south to determine the values and stabilities of the vein.

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

The successful drilling and exploration work on NUP in 2003 and 2004 led the Company to examination of an adjoining property known as the KBU. This property is owned by PT Karya Bukit Utama,(referred to as the "KBU") but exclusive rights to develop are held by PT Metro Astatama. The KBU consists of 28 hectares and
905.3 hectares respectively for a total of 933.3 hectares and is located adjoining south of the NUP property. It is located in Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia. This is the property on which the mill being used to process material is located.

On November 17, 2003, the Company executed an agreement with PT Metro Astatama wherein Apolo Gold Inc has acquired the exclusive right through this agreement to explore, test, develop and mine the KBU and extract, remove, and sell the Minerals and mineral products therein and realize a profit thereof.

After the execution of the agreement with the KBU, the company completed arrangements for the use of the mill located on the KBU. The Company then commenced an overhaul of the mill which took over six months to complete. This mill was inactive for 6 years and it required extensive maintenance.

This delay in the overhaul of the mill limited the Company's ability to carry out much testing on the KBU. This testing commenced in the summer of 2004 and was completed in late November 2004. Overall, the testing was disappointing and the Company was unable to determine a sustained ore body to commence production. The Company processed only minor amounts of concentrate to date. The Company has delayed the delivery of its electrowinning equipment until it finalizes arrangements for the transfer of the mill to the NUP property.

As a result of the testing results, the Company issued a letter to its partner PT Metro Astatama advising them of its intention to abandon the KBU property. Under the terms of the Agreement with KBU, it is the responsibility of PT Metro Astatama to advise PT Karya Bukit Utama, owners of the KBU, of the intentions of Apolo Gold Inc.

The Company is aware that additional financing will be required and is currently evaluating its options. There is no assurance that such financing will either be successful or be obtainable on desirable terms and conditions.


Results of Operations
---------------------

In the three months ending December 31, 2004, the Company incurred a loss of $132,707 as compared to a loss of $187,708 at December 31, 2003. The reduction was the result of reduced exploration activity in the quarter ending December 31, 2004. For the six months ending December 31, 2004, the Company incurred a loss of $439,873 compared to a loss of $247,652 for the six months ending December 31, 2003.

Exploration costs amounted to $264,000 in the six months ending December 31, 2004 compared to $138,000 in the previous year. Other expenses include consulting and professional fees of $115,000 for the six months ended December 31, 2004 compared to $59,000 for the six months ended December 31, 2003. General and administrative expenses are $61,000 compared to $50,000 for the previous year.

The Company has very modest current debt, with accounts payable amounting to approximately $5,000 and loans of $47,000 to the company which will be converted to restricted common shares before March 31, 2005. There is additional loans payable of $33,000 which will be converted to restricted common shares before March 31, 2005 as well.

At February 10, 2005, there were 54,200,014 shares outstanding with 759,000 shares being issued during the quarter by way of S-8 options exercised. An additional 671,425 shares were issued in February 2005.

Cash on hand at December 31, 2004 amounted to $13,230. The Company understands that additional financing is required as it does not currently have sufficient funds to continue operations. The Company is in negotiations with various parties regarding additional financing. While nothing has been finalized to date, the Company plans to raise additional funds either by private placements, loans, or shareholder and director loans and private placements. There is no assurance that additional funding is obtainable.

The Company has completed its testing on the KBU and is now focusing its efforts on the NUP where it is within days of intercepting a previously identified vein extending throughout the property. The test results overall on KBU were disappointing and when combined with the heavy property payments, has made further development on this property uneconomic. Accordingly, the Company, in accordance with the terms of its agreement with PT Metro Astatama and PT Karya Bukit Utama, has now advised its partner, PT Metro Astatama of Jakarta, that it intends to turn the property back to them and they in turn can determine whether or no to return the concession to KBU. Discussions are currently underway between PT Metro Astatama and PT Karya Bukit Utama, owners of the KBU concession.

The Company has paid $175,000 in property payments to NUP to date and has a balance remaining of $200,000. Payments are $25,000 on a semi-annual basis.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra properties. There are approximately 10 people currently working at the mine site who function as independent contractors.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company currently has 54,200,014 shares outstanding with common shares for a Consideration of $50,787 and additional paid in capital of $4,386,788.

The Company has limited cash to finance its operations at the present time and recognizes it must raise additional funds to sustain production at its' mill site in Sumatra. It expects to complete its assessment of the vein in the adit by the end of March, 2005 at which time it will advise shareholders of its plan for development in this area. The Company intends to raise additional funds through private placement financing and/or additional loans from its shareholders and directors.

Inflation has not been a factor during the six months

ending December 31,
2004. No determination has yet been made regarding additional capital expenditures for its mine site as it will depend on its assessment by March 31, 2005. Should the Company proceed to production on NUP, then additional equipment will be required. This is estimated at $100,000 to $150,000. This equipment can be acquired within Indonesia and is readily available.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended December 31, 2004, the Company issued 759,000 common shares under its Stock Option Plan and S-8 registration statement to one Consultant. The Consultant paid $74,961 on the exercise of his options. This averaged out at $0.10125 per share for the 759,000 shares.

In February 2005, the Company sold 671,425 unregistered common shares in debt settlement at $0.07 per share and 150,000 unregistered common shares for services at $0.09 per share.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.

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

APOLO GOLD, INC.

Dated: February 11, 2005


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary