Form 10QSB/A
period 2004-09-30
APOLO GOLD INC
filed 2005-03-21
CIK 1040721

--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

As of November__ , 2004, the Registrant had 52,119,589 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No  [X]

Explantory Note on Amendment.

This amendment has been filed to insert Item 3. Controls and Procedures which was omitted from the original filing.

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


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Period from

                                                                                          April 16, 2002
                                                                 Three Months Ended        (Inception of
                                                                   September 30,         Exploration Stage)
                                                           ----------------------------         To
                                                               2004            2003      September 30, 2004
                                                           (unaudited)      (unaudited)     (unaudited)
                                                           ------------    ------------  ------------------
REVENUES                                                   $         --    $         --    $         --
                                                           ------------    ------------    ------------


EXPENSES
     Consulting and professional fees                            82,024          24,384         576,820
     Exploration costs                                          193,559          26,153       1,349,460
     General and administrative expenses                         32,819           9,407         299,996
                                                           ------------    ------------    ------------
        TOTAL EXPENSES                                          308,402          59,944       2,226,276
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                           (308,402)        (59,944)     (2,226,276)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --        (177,193)
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                           (308,402)        (59,944)     (2,403,469)

INCOME TAXES                                                         --              --              --
                                                           ------------    ------------    ------------

NET LOSS                                                       (308,402)        (59,944)     (2,403,469)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)                       785              --             785
                                                           ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                $   (307,617)   $    (59,944)   $ (2,402,684)
                                                           ============    ============    ============

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

APOLO GOLD, INC.

Dated: March 21, 2005

/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary