Form 10QSB/A
period 2004-12-31
APOLO GOLD INC
filed 2005-03-21
CIK 1040721

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

Explanatory Note on Amendment. This amendment has been filed to insert Part I,
Item 3. Controls and Procedures which was omitted from the original filing.


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

APOLO GOLD, INC.

Dated: March 21, 2005


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary