Form 10QSB/A
period 2004-12-31
APOLO GOLD INC
filed 2005-03-30
CIK 1040721

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

Explanatory Note on Amendment.

This amendment has been filed to revise Part I, Item 3. Controls and Procedure.


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

On January 7, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that could materially affect or is reasonably likely to materialy affect the internal controls subsequent to the date the Company completed its evaluation.


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

APOLO GOLD, INC.

Dated: March 28, 2005


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary