Form 10QSB
period 2005-03-31
APOLO GOLD INC
filed 2005-05-13
CIK 1040721

--------------------------------------------------------------------------------


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Nine-month period ended: March 31, 2005

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

                           1209 - 409 Granville Street
                              Vancouver, BC V6C 1T2
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 687-4150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 9, 2005, the Registrant had 57,226,552 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


APOLO GOLD, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------


                                                                March 31,     June 30,
                                                                  2005          2004
                                                              (unaudited)
                                                              -----------    -----------
ASSETS
     CURRENT ASSETS
        Cash                                                  $     5,164    $   375,385
        Advances and loans receivable                              25,000             --
        Prepaid expenses                                            3,420          6,840
                                                              -----------    -----------
            Total Current Assets                                   33,584        382,225
                                                              -----------    -----------

     PROPERTY, NET OF DEPRECIATION                                 74,212         58,027
                                                              -----------    -----------

TOTAL ASSETS                                                  $   107,797    $   440,252
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                 $    42,930    $    26,133
        Loans payable, related parties                             64,337         33,333
                                                              -----------    -----------
            Total Current Liabilities                             107,267         59,466
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' EQUITY
        Common stock, 200,000,000 shares authorized, $0.001
            par value; 56,216,664 and 51,969,589 shares
            issued and outstanding, respectively                   56,216         51,969
        Additional paid-in capital                              4,678,283      4,286,736
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (2,872,097)    (2,095,067)
        Accumulated other comprehensive income                        979             --
                                                              -----------    -----------
            Total Stockholders' Equity                                529        380,786
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   107,797    $   440,252
                                                              ===========    ===========



   See accompanying condensed notes to the consolidated financial statements.



APOLO GOLD, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------


                                                                                                            Period from
                                                                                                           April 16, 2002
                                                Three Months Ended               Nine Months Ended         (Inception of
                                                      March 31,                       March 31,           Exploration Stage)
                                              --------------------------   -----------------------------         to
                                                  2005         2004             2005            2004       March 31, 2005
                                              (unaudited)   (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                              ----------    ------------   -------------   -------------   -------------

REVENUES                                      $       --    $         --    $         --   $         --    $          --
                                              ----------    ------------   -------------   -------------   -------------


EXPENSES
    Consulting and professional fees             142,629          37,293         258,101          96,733         752,897
    Exploration costs                            149,888         150,190         414,212         288,218       1,570,113
    General and administrative expenses           43,403          43,160         104,716          94,000         371,894
                                              ----------    ------------   -------------   -------------   -------------
      TOTAL EXPENSES                             335,921         230,643         777,030         478,951       2,694,905
                                              ----------    ------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                            (335,921)       (230,643)       (777,030)       (478,951)     (2,694,905)

OTHER INCOME (EXPENSE)
    Loss on sale of mining equipment                  --              --              --              --        (177,193)
                                              ----------    ------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                            (335,921)       (230,643)       (777,030)       (478,951)     (2,872,098)

INCOME TAXES                                          --              --              --              --              --
                                              ----------    ------------   -------------   -------------   -------------

NET LOSS                                        (335,921)       (230,643)       (777,030)       (478,951)     (2,872,097)

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain (loss)        (257)          1,160             979           1,816             979
                                              ----------    ------------   -------------   -------------   -------------

COMPREHENSIVE INCOME (LOSS)                     (336,178)       (229,483)   $   (776,051)   $   (477,135)     (2,871,118)
                                              ==========    ============   =============   =============   =============

    BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                          $    (0.01)            nil    $      (0.01)   $      (0.01)
                                              ==========    ============   =============   =============

    WEIGHTED AVERAGE NUMBER OF
    BASIC AND DILUTED COMMON STOCK
    SHARES OUTSTANDING                        54,543,342      49,292,959      53,080,238      43,883,855
                                              ==========    ============   =============   =============




   See accompanying condensed notes to the consolidated financial statements.



APOLO GOLD, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------



                                                                                                Period from
                                                                                               April 16, 2002
                                                                       Nine Months Ended       (Inception of
                                                                            March 31,         Exploration Stage)
                                                                 -----------------------------       to
                                                                       2005          2004       March 31, 2005
                                                                   (unaudited)    (unaudited)    (unaudited)
                                                                 --------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $  (777,030)   $  (478,951)   $(2,872,097)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                                  7,451             --         11,915
           Loss on sale of mining equipment                                 --             --        177,193
           Stock issued for current debt                                80,332             --        221,248
           Stock issued for officer's wages and services                    --         27,400         29,600
           Stock issued for professional services                       68,500             --        292,060
           Stock options issued for services                            16,000             --         16,000
           Stock issued for exploration costs                          135,000             --        645,000
           Expenses paid on behalf of Company                               --             --         42,610
     Decrease (increase) in:
        Prepaid expenses                                                 3,420         (7,980)        (3,420)
        Advances and loans receivable                                  (25,000)       (30,000)       (25,000)
     Increase (decrease) in:
        Accounts payable                                                16,768        (16,527)        27,484
        Accrued expenses                                                    --             --         (1,265)
        Accrued officer wages                                               --             --         (5,340)
        Loans payable, related parties                                  31,004             --         31,004
                                                                   -----------    -----------    -----------
Net cash used by operating activities                                 (443,555)      (506,058)    (1,413,008)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (23,636)       (20,234)       (86,127)
                                                                   -----------    -----------    -----------
Net cash used by investing activities                                  (23,636)       (20,234)       (86,127)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                                  --        296,272         33,333
     Proceeds from subscription receivable                                  --         40,000         25,000
     Proceeds from sale of common stock                                 95,991        707,500      1,443,491
                                                                   -----------    -----------    -----------
Net cash provided  by financing activities                              95,991      1,043,772      1,501,824
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       (371,200)       517,480          2,689

Other comprehensive income (loss) - foreign currency translation           979          1,816            979

Cash, beginning of period                                              375,385            553          1,496
                                                                   -----------    -----------    -----------

Cash, end of period                                                $     5,164    $   519,849    $     5,164
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                 $        --    $        --    $        --
                                                                   ===========    ===========    ===========
     Income taxes paid                                             $        --    $        --    $        --
                                                                   ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for professional services                 $    68,500    $        --    $   292,060
     Common stock issued for  current debt                         $    80,332    $        --    $   221,248
     Common stock issued for exploration costs                     $   135,000    $        --    $   645,000
     Stock options issued for services                             $    16,000    $        --    $    16,000
     Note receivable from sale of mining equipment                 $        --    $        --    $    45,000
     Common stock issued for officer's wages and services          $        --    $    27,400    $    29,600



   See accompanying condensed notes to the consolidated financial statements.

APOLO GOLD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2005
________________________________________________________________________________


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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2005, the Company had limited working capital, recurring losses, an accumulated deficit of $2,872,097 since beginning its current exploration stage, and negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 2 - ADVANCES RECEIVABLE

As of March 31, 2005, the Company has advanced the sum of $25,000 to Pt Metro Astatama. Pt Metro Astatama is a 20% joint venture partner with the Company in the development of the NUP and KBU properties in Sumatra.

APOLO GOLD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2005
________________________________________________________________________________




NOTE 3 - COMMON STOCK

During the nine months ending March 31, 2005, the Company issued 959,000 shares of common stock for cash of $95,991 and 700,000 shares for services valued at $68,500. Additionally, 1,088,075 shares were issued for retirement of $80,332 in current debt and 1,500,000 shares were issued for $135,000 in exploration costs. See Note 5.


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

There is no express termination date for the options, although the Company's board of directors may vote to terminate the Plan. The exercise price of the Plans' options is determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                Weighted Average
                                                         Number of Shares        Exercise Price
                                                         ------------------     ----------------

Options exercisable at June 30, 2004                      8,460,000              $      0.13

Granted                                                   5,209,888                     0.08

Exercised                                                  (200,000)                    0.12

Canceled                                                 (3,010,000)                    0.15
                                                         ------------------     ----------------

Outstanding at March 31, 2005                            10,459,888              $      0.09
                                                         ==================     ================

Weighted average fair value of options
  granted during 2005                                    $     0.08
                                                         ==================

APOLO GOLD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2005
________________________________________________________________________________



NOTE 4 - STOCK OPTIONS - (Continued)

During the nine months ended March 31, 2005, 200,000 outstanding options were exercised for cash of $21,000. Additionally, 200,000 options were granted for services valued at $16,000 which have been recorded as an expense in the accompanying financial statements.

The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock-based compensation.

The pro forma effect on the Company's net income applying SFAS 123 would have been as follows for the three months ended March 31, 2005 and 2004, respectively:

                                                       March 31,      March 31,
                                                         2005           2004
                                                     ------------   -----------
Net Loss
       Amounts reported                              $  (776,051)   $  (477,135)
       Add:  SFAS 123 stock-based compensation          (320,000)    (1,256,357)
                                                     -----------    -----------
           Pro forma net loss                        $(1,096,051)   $(1,733,492)
                                                     ===========    ===========


NOTE 5 - OIL PROPERTY ACQUISITION

In February 2005, the Company announced that it had signed a letter of intent with Balmoral Companies (hereinafter "Balmoral"), wherein Balmoral will assign its interest in an oil property to be drilled in Kazakhstan. Balmoral previously entered into an agreement in September 2004 with Profit Limited Company in Almaty Kazakhstan wherein Balmoral is entitled to a 22% interest in the oil property. Balmoral has unconditionally assigned its interest in the property to the Company.

As part of the assignment of the oil property, Balmoral has agreed to assist in acquiring funding for the development of the oil property by arranging for the sale of $20,000,000 of the Company's preferred and common shares. The Company intends on seeking shareholder approval for the creation and issuance of up to 25,000,000 - 6% redeemable preferred shares.

As consideration for the oil property interest, the Company has issued Balmoral 1,500,000 shares of its restricted common stock. Once Balmoral has successfully completed the financing of preferred and common shares for $20,000,000, the Company has agreed to issue Balmoral an additional 8,000,000 shares of its restricted common stock.

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

In July 2001, the Company executed an agreement regarding a platinum/palladium group metals property in Northern Canada but decided not to proceed and Notice of Termination was issued in September 2001.

The Company then shifted its attention to Indonesia where it had previous experience in evaluating mineral properties. After reviewing several opportunities, the Company entered into an agreement on April 16, 2002, for the acquisition of an 80% interest in a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003.

Mining/engineer advisors and management analyzed data from a total of 36 holes drilled over a 15-year period. Comparisons were made with drilling results that Apolo management completed in July 2003. Total drilling undertaken by various parties covered about 10,000 feet. As a result of this data, a 4-5 hectare mineralized area has been identified. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends.

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

Following up on the estimate of 85,000 tonnes of material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone in order to intercept diamond drilling that was carried out by the Company in 2003. The first vein was intersected early this year and three samples were taken across vein #1 and forwarded to Intertek Lab Services in Jakarta Indonesia. The average of the three samples based on a true width of 2 meters was 6.75 grams/tonne gold and 130 grams/tonne silver. It should be noted that this is not the main vein as identified by previous drilling.The Company is continuing its crosscut to intercept vein #2. In previous drilling, vein #2 intercepted two meters of 64.6 grams/tonne gold and 1,350 grams silver/tonne. Once this vein is intercepted, the Company intends to drift to the south. It is also the intention of the Company to carry out a drilling program later this year of approximately 2,500 meters on this Camp Zone to prove up length, width and depth.

In 2003, there were 6 holes drilled on this Camp Zone and it appeared to be continuous in a north - south direction for about 250 metres in length and it ranged from one metre to 3.5 metres in width and to a depth of 75 metres and still open to depth with values varying between 5-64 grams gold/tonne and from 30 to 1,350 grams silver/tonne.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $175,000 leaving a balance of $200,000 outstanding.

The successful drilling and exploration work on NUP in 2003 and 2004 prompted the Company to examine an adjoining property known as the KBU. This property is owned by PT Karya Bukit Utama. The KBU consists of a total of 933.3 hectares and is located directly south of the NUP property in the Region of Babakan Loa, District of Kedondong, South Lampung, Province of Lampung, Southern Sumatra, Indonesia.

The Company executed an agreement on November 17, 2003 with its 20% partner, PT Metro Astatama wherein Apolo Gold Inc has acquired the exclusive right through this agreement to explore, test, develop and mine the KBU and extract, remove, and sell the Minerals and mineral products therein and realize a profit thereof.

After the execution of the agreement with the KBU, the company completed arrangements for the use of the mill located on the KBU. The Company then commenced an overhaul of the mill which took over six months to complete. This mill was inactive for 6 years and it required extensive maintenance.

This delay in the overhaul of the mill limited the Company's ability to carry out much testing on the KBU. This testing commenced in the summer of 2004 and was completed in late November 2004. The testing was disappointing and the Company determined that there was not a sustained ore body to justify production. The Company has delayed the delivery of its electrowinning equipment until it finalizes exploration work being carried out on the NUP property.

As a result of the testing results, the Company informed its partner PT Metro Astatama in writing of its intention to abandon the KBU property. Under the terms of the Agreement with KBU, it is the responsibility of PT Metro Astatama to advise PT Karya Bukit Utama, owners of the KBU, of the intentions of Apolo Gold Inc. This has been done as one of our officers attended the meeting wherein KBU were advised of APolo's decision to abandon the property.

The Company is aware that additional financing will be required and is currently evaluating its options. There is no assurance that such financing will either be successful or be obtainable on desirable terms and conditions.

On February 14, 2005 the Company signed a Letter of Intent with Balmoral Companies of Dublin Ohio wherein Apolo acquired the option from Balmoral to the 22% interest in an oil and gas property in Kazakhstan. The majority partner in the partnership is Profit Company LLP, a Kazakhstan company located in Almaty Kazakhstan who own 76% of the project.

Balmoral and its partner ViewPoint Technology Inc have executed an Absolute Assignment of its interest in this property to Apolo in return for a total of 1,500,000 restricted common shares valued at $0.09 each. Each company received 750,000 restricted shares. As part of the transfer of this oil and gas property to Apolo, Balmoral undertook to arrange financing of $20,000,000 in order to put the property into production. Apolo is assisting in the procurement of this financing.

On April 15, 2005, Apolo signed a Co-Operation Agreement with Profit Company LLP, wherein they will jointly acquire the subsoil use of rights for exploration of hydrocarbons on the property known as "2D in BOZINGEN 28 BLOK" which is located near the town of KIZLORDA Kazakhstan. To acquire its 22% interest, Apolo must pay the sum of $3,000,000 to Profit Company LLP. Once this transaction is completed, the Companies intend to raise $15,000,000 in order to carry out a drilling program. Negotiations are currently underway regarding financing necessary to complete this venture. There is no assurance that said financing will be successful on terms acceptable to the Company.

A shareholder meeting has been scheduled for May 20, 2005 in Vancouver BC Canada. There are five items on the agenda requiring shareholder approval. The existing directors have been nominated for re-election along with Mr. Rodney Kincaid of Dublin Ohio, who is President and CEO of Balmoral Companies and ViewPoint Technology Inc. Mr. Kincaid is actively involved in securing both the oil and gas property in Kazakhstan and the necessary financing.

The agenda also includes a proposal for a change of name for the Company. As the Company wishes to expand its scope of operation to include oil and gas opportunities, it was felt that a name change would be appropriate. Accordingly, it is proposed that the name be changed to Apolo Gold and Energy Inc.

Other items requiring shareholder approval include the creation of preference shares, approval of a stock option plan, and appointment of auditors.

One of the methods of financing the oil and gas proposal being considered is the issuance of preference shares. The company does not currently have any preference shares as part of its authorized capital. It is proposed that the Company create authorized preference shares of 25,000,000. The preferred stock to be authorized by adoption of the proposed amendment would have rights and preferences set from time to time by the Board of Directors, including redemption, and have an authorized par value of $0.001 per share. If the amendment is adopted at the shareholder meeting, it will become effective upon filing Articles of Amendment with the Nevada Secretary of State.

Shareholders will also be asked to approve a new 2005 stock option plan of 6,000,000 shares. A stock option of 2,000,000 has been granted to Robert Dinning, CFO and Secretary of the Company and is subject only to ratification of the shareholders.

 The meeting will also be asked to approve the reappointment of Williams & Webster, CPA's, who have been the auditors since the inception of the Company.


Results of Operations
---------------------

In the nine months ending March 31, 2005, the Company incurred a loss of $336,178 as compared to a loss of $229,483 at March 31, 2004. While exploration costs related to the property in Sumatra were negligible during the past quarter, the Company incurred a cost of $135,000 related to the acquisition of the option on the oil and gas property in Kazakhstan. This cost is the main factor in the increased loss for the three months ended March 31, 2005 and for the nine months ended March 31, 2005 of $776,051. The loss for the nine months ended March 31, 2004 amounted to $477,135.

Exploration costs amounted to $414,212 in the nine months ending March 31, 2005 compared, to $288,218 for the nine months ended March 31, 2004. Again, this increase is caused by the cost of $135,000 for the acquisition of the option to acquire 22% of the Oil and Gas property in Kazakhstan. This cost is the result of issuance of 1,500,000 restricted common shares to Balmoral/ViewPoint at $0.09 per share. Consulting and professional fees have increased to $258,101 at March 31, 2005 vs $96,733 at March 31, 2004 because of additional consultants re the mining as well as the oil and gas. General and administrative expenses had a modest increase to $104,716 for the nine months ended March 31, 2005 as compared to $94,000 for the nine months ended March 31, 2004.

The Company has modest current debt, with accounts payable and accrued expenses amounting to $42,930 and loans from directors and related parties of $64,337 to the company.

At March 31, 2005, there were 56,216,664 shares outstanding with 3,338,075 shares issued during the quarter.

There were 1,500,000 shares issued regarding the acquisition of the rights to participation in the oil and gas property in Kazakhstan. There were also 600,000 shares issued re S-8 Stock Option Plan, 1,088,075 restricted 144 shares issued for debt settlement and 150,000 restricted 144 shares issued re consulting services.

Cash on hand at March 31, 2005 amounted to $5,164. The Company understands that additional financing is required as it does not currently have sufficient funds to continue operations. The Company is currently financing its operation with loans from directors and related parties. The Company is also in negotiations with various parties regarding additional financing. While nothing has been finalized to date, the Company plans to raise additional funds either by private placements, loans, or shareholder and director loans and private placements. There is no assurance that additional funding is obtainable.

The Company has terminated its agreement regarding the KBU and is now focusing its efforts on the NUP where it will soon complete a crosscut to further identify a previously identified vein extending throughout the property. The test results overall on KBU were disappointing and when combined with the heavy property payments, made further development on this property uneconomic.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra properties. There are approximately 10 people currently working at the mine site.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company at May 10, 2005 had 57,226,552 shares outstanding with common shares for a Consideration of $57,226 and additional paid in capital of $4,740,565.

The Company has limited cash to finance its operations at the present time and recognizes it must raise additional funds to complete necessary drilling on the NUP property in Sumatra. The Company intends to raise additional funds through private placement financing and/or additional loans from its shareholders and directors.

Inflation has not been a factor during the nine months ending March 31, 2005. No determination has yet been made regarding additional capital expenditures for its mine site as it will depend on ultimate drilling results. Should the Company proceed to production on NUP, then additional equipment will be required.

Negotiations are currently in process with parties regarding financing for the oil and gas property in Kazakhstan. If and when satisfactory arrangements are completed, shareholders will be advised immediately.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended March 31, 2005, the Company issued 600,000 common shares under its Stock Option Plan and S-8 registration statement to two consultants. The average was $0.09 per share for the 600,000 shares.

In February 2005, the Company sold 1,088,075 unregistered common shares in debt settlement at $0.08 per share.

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

APOLO GOLD, INC.

Dated: May 10, 2005



/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary