Form 10KSB
period 2005-06-30
APOLO GOLD & ENERGY INC.
filed 2005-08-29
CIK 1040721

FORM 10-KSB

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                              Washington D.C. 20549
--------------------------------------------------------------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791


                                Apolo Gold & Energy Inc.
                                -----------------------
              (Exact name of small business issuer in its charter)


          Nevada                                     98-0412805
 ------------------------------             ----------------------------------
 State or other jurisdiction of             I.R.S. Employer Identification No.
 incorporation or organization


                            #1209 - 409 Granville St.
                       Vancouver, British Columbia       V6C 1T2
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (37,024,725) shares) based on the average bid and asked price as of August 19, 2005 being $.06 per share: $2,221,484.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,631,552 shares of Common Stock as of August 19, 2005.

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



                                    PART 1

ITEM 1.  DESCRIPTION OF BUSINESS.

History

Apolo Gold & Energy Inc, (the Company) was incorporated in March 1997 under the laws of the State of Nevada as Apolo Gold Inc., for the purpose of financing and operating precious metals concessions. In May 2005, the Company amended its articles of incorporation to change the name of the Company to Apolo Gold & Energy Inc.

The Company then explored precious metals opportunities in Latin and South America. Shortly thereafter the Company formed a subsidiary, Compania Minera Apologold, C.A. a Venezuela corporation, and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the diamond and gold mining concession in Southern Venezuela known as Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela.

On April 19, 2001, the 1999 agreement was amended regarding CODSA 13 and the Company then conducted exploration on the property from May 1, 2001 to July 2001. A combination of poor test results and disagreements with the concession holder resulted in the Company closing the camp on August 6, 2001. A cancellation letter was delivered to Empresa Proyectos Goldma C.A. advising them that the Company was abandoning the Codsa 13 site and terminating the agreement. The Venezuelan subsidiary has been inactive since 2001 and there are no plans to reactivate it.

On April 16, 2002, the Company executed an agreement with Pt. Metro Astatama, of Jakarta, Indonesia, for the mining rights to a property known as Nepal Umbar Picung ("NUP"), which is located west of Bandar Lampung, on the island of Sumatra, Indonesia. NUP has a KP, Number KW. 098PP325, which is a mineral tenement license for both Exploration and Exploitation. All KP's must be held by an Indonesian entity.

The "NUP" is 733.9 hectares in size and Apolo has an 80% interest. These are not crown granted claims, but are claims owned privately by citizens of Indonesia. Apolo is entitled to recover all of its costs re development of the "NUP" including property payments before the partner with 20% can participate. The property owner has worked very closely with Apolo management in regard to development of the property and his assistance has been invaluable.

The total purchase price for "NUP" is $375,000. To date the Company has made payments amounting to $200,000 on the property, with a balance remaining of $175,000. The Company is obligated to make semi-annual payments in March and September each year of $25,000 payment until the balance owing is retired.

The NUP property has characteristics of Indonesian volcanic-hosted, low-sulphidation, ephitermal gold-silver deposit Mio-Pliocene age, hosted within the Sunda magmatic arc and spatially associated with the Sumatra Fault System. The property displays high silver to gold ratios such as most of the Sunda arc deposits. Five hundred kilometers northward, along the same Sumatra Fault is located the richest gold mine in Indonesia, the Lebong Donok. This mine was first put into production in 1896.

Apolo Gold Inc. commenced geology mapping and sampling in the summer of 2002. Previous exploration had been undertaken on the NUP property including trenching, mapping and sampling. Previous workings had identified seven structures that required further evaluation. In July 2002, Apolo Gold Inc engaged the services of Alex Boronowski, P.Geo, F.G.A. to provide a Preliminary Independent Geological Report. This report was received in September 2002 and it recommended a drilling program be carried out to further define the structures. The Company followed up with an Independent Report from Peter Bojtos, P.Eng. to review all existing data, and comment on proposals for moving forward. Mr. Bojtos issued a report in December 2002 that confirmed existing recommendations for drilling.

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

During the past year, the Company worked extensively on an underground adit and this work continues to this date. Currently the workers are on vacation until the end of August when they will return to the adit. To date approximately 280 feet of crosscutting and drifting has been completed on Vein #1. This work is slow and tedious as most of the work is being done by hand and hand held power drills. The vein consists of very solicified rock and progress has been slow. There is approximately 30 feet remaining to intercept below shaft #4. All drifting on the vein will be sampled every 2 meters. In 2003, 2 diamond drill holes intercepted 2 meters of 64.6 grams gold per tonne, 1,350 grams silver per tonne and 2 meters of 29.6 grams per tonne and 651 grams silver per tonne. Samples taken in Vein #1 to date have averaged 6.75 grams gold per tonne and 303 grams silver per tonne.

As this Camp zone area is open to the South, and to depth, the Company intends to carry out additional drilling in this zone. While the Company is pursuing the vein to the South, it also intends to follow the vein to the North where the vein is known to extend at least 320 meters.

A further drilling program will be undertaken once additional financing is secured, and will continue in the area of drill hold's #3 and #8 to intercept the zone to a further depth of at least 200 meters. This will consist of 12 to 15 drill holes to delineate this zone.

On December 10, 2003, the Company, and its partner PT Metro Astatama, executed an Agreement with PT Karya Bukit Utama of Bandar Lampung, Sumatra for the acquisition of mining rights to a property adjoining the "NUP" called "KBU". PT Karya Bukit Utama holds a permit from the Ministry of Mines and Energy, Republic of Indonesia, in the form of Mining Exploitation Authorization KP Number KW 96 0082 for 28 hectares and KP Number KW 96 PP 0083 for 905.3 hectares.

During the past year, the Company conducted extensive testing and exploration on the KBU, and spent approximately $250,000 including property payments, on this site. On January 10, 2005, the Company advised its partner, Pt. Metro Astatama, that it was terminating the agreement and abandoning the KBU property as its testing results were deemed to be unsatisfactory as it relates to possible development of the KBU and the property payments related to it. Pt. Metro Astatama in turn advised the KBU property owner of Apolo's decision, as required under the terms of the agreement.

It is the intention of the Company to focus its attention on the development of NUP and with additional drilling planned, it hopes to accumulate sufficient data to make a decision regarding production.


Operations


The Company employs approximately 10 people locally at the mine site near Bandar Lampung, Sumatra at the present time. All of these employees are paid the local rate for their services. As well, the Company has a mining consultant working full time at the mine site who offers special mechanical, structural, welding, and general operating skills not found locally. Management of the project is under the direction of the President and CEO, Mr. Levasseur, who spends considerable time at the site and directs all activities regarding the mining and exploration program and the proposed drilling program.

Corporate headquarters are located in Vancouver B.C. where the Company leases space at #1209-409 Granville St. V6C 1T2. The Company also maintains an office in Bandar Lampung, Sumatra.

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

     7. There are currently 58,631,552 common shares outstanding at August 17, 2005 out of a total authorized capital of 200,000,000 shares. There are 141,368,448 shares of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes. Any additional issuance of shares by the Company from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     8. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital and development of its NUP property in Sumatra.

Company's Office

         The Company's administrative headquarters were relocated to #1209-409 Granville St, Vancouver, BC, Canada V6C 1T2 on March 1, 2005, and its telephone number is 604-687-4150. The Company also maintains an office in Bandar Lampung, Sumatra,Indonesia.

ITEM 2 - Description of Property

Location and Title

On April 16, 2002, the Company acquired the mining rights to a gold/silver property from Pt. Napal Umbar Picung known as "NUP". This gold-silver property is located 48 kilometers south west of Bandar Lampung on the Island of Sumatra, Indonesia. This is a 733.9 hectare gold-silver property referred to as KP Number KW. 098PP325. The property has a mineral tenure license for exploration and exploitation and is held in the name of Napal Umbar Picung, a requirement under Indonesian law. The KP is in good standing and has been in existence for 10 years. The property is in good standing and all payments required to date, $200,000, have been made. The total purchase price for mining rights to the NUP property is $375,000 and currently, a balance of $175,000 is outstanding.

On December 10, 2003, the Company and its 20% partner, PT Metro Astatama, acquired the mining rights to a gold/silver property from Pt Karya Bukit Utama of Bandar Lampung, Sumatra. This property is directly adjoining the "NUP" property above and consists of a total of 933.3 hectares over two KP's. As indicated above, work on this property ceased pursuant to Notice to Terminate Agreement issued to Pt. Metro Astatama on January 10, 2005 after a detailed review of results from testing and exploration on this property in 2004 were deemed to be inadequate for further development.


ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual general meeting of shareholders on May 20, 2005 in Vancouver, British Columbia. 45,744,920 shares were present at the meeting by proxy given to management equally 81% of the 56,216,664 eligible to vote at the meeting. At the meeting Management's nominees for director, Martial Levesseur, Robert E. Lee, Robert Dinning and Rodney Kincaid, each received 97% of the votes cast for election. The shareholders also approved an amendment to the Articles of Incorporation to Change the name of the corporation to "Apolo Gold & Energy Inc." and an Amendment to the Articles of Incorporation to authorize a 25,000,000 share class of Preferred Stock. The shareholders also approved the Apolo Gold & Energy Inc., 2005 Stock Option Plan and ratified Williams & Webster, Certified Public Accountants, as Auditors of the Company's Financial Statements.


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

        Quarter Ended        High Bid          Low Bid
        -------------        --------          -------
        Sept 30, 2004         $0.17             $0.17
        Dec  31, 2004         $0.08             $0.07
        March 31,2005         $0.08             $0.07
        June 30, 2005         $0.08             $0.07

As of August 19,2005, there were 51 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. As of August 8, 2005, there are 41,212,592 shares in broker/dealer accounts.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

During the fiscal year the Company has adopted a 2005 Stock Option Plan, duly approved on February 2, 2005. The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 6,000,000 shares.

The Company still has outstanding options from previous plans adopted. In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. At the present time there are still 1,500,000 options outstanding and they are held by two directors and an advisor to the board, Mr. Brant Little. Mr. Dinning, a director, has 700,000 stock options, Mr. Kelleway, a director, has 300,000 and Mr Little, a consultant, has 500,000 options. Both Mr. Kelleway and Mr. Little have options at $0.08 per share while the option of Mr. Dinning is at $0.14 per share.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. At the present time there are still 2,100,000 options outstanding and they are equally held by three directors at 700,000 shares each. Mr. Levasseur, Mr. Dinning and Mr. Lee each hold 700,000 shares. The price on these options was $0.09 per share.

In December, 2002, Stock Option Plan #3 was created for 7,500,000 shares. At the present time there are still 250,000 options outstanding and they are held by Mr. Brant Little, consultant. The price on these options was $0.054 per share.

In June, 2004, Stock Option Plan #5 was created for 5,000,000 shares. At the present time, there are still 3,500,000 options outstanding and they are held by Mr. Dinning, 1,000,000, and the balance is held by Mr. Little. The price for Mr. Dinning is $0.16 while the options for Mr. Little are at $0.08 per share.

In May, 2005, at a general shareholders meeting, Stock Option Plan #6 was approved by shareholders who also approved the issuance of 2,000,000 stock options to Mr. Dinning at $0.08 per share.

During the year, options of 1,800,000 to Martial Levasseur and 1,210,000 to Robert Lee were cancelled.

The per share option price for the stock subject to each option shall be as the Board may determine. All options must be granted within ten years from the effective date of the Plan. There is no express termination date for the options although the Board may vote to terminate the Plan.

Plan category           Number of securities to     Weighted average     Number of securities
                        be issued upon exercise     exercise price of    remaining available for
                        of outstanding options,     outstanding options, future issuance
                        warrants and rights         warrants and rights
Equity compensation plans
approved by security            2,000,000                  0.08              0
holders

Equity compensation plans
not approved by security       7,350,000                   0.13          3,230,000
holders

Total                          9,350,000                   0.13          3,230,000

The directors in total, hold 6,100,000 of the outstanding options of 9,350,000 at June 30, 2005 and a consultant and advisor to the board holds the remaining 3,250,000 options.

ITEM 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Apolo Gold & Energy Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Development work was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

The terms of the Napal Gold Property call for a total payment of $375,000 US over a six-year period of which a total of $200,000 have been made to date. Payments of $25,000 are due in March and September each year until the total obligation is retired.

In addition to the cash payments, the Company issued 3,000,000 restricted common shares at $0.11 cents per share for a consideration of $330,000 to PT Metro Astatama, who are 20% partners in the project. There is no participation by PT Metro Astatama until the Company recovers all its operating costs, including all property payments.

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

This area is located approximately 1 Km from the mill site, which is located on the adjoining property known as the "KBU".

On December 10, 2003, the Company, and its partner, PT Metro Astatama, acquired the mining rights to a property directly adjoining the "NUP" property known as the "KBU" property. The property mining rights were acquired from PT Karya Bukit Utama for a down payment of $50,000 plus a payment schedule of $500,000 per year until the balance is retired. On July 14, 2004, an amendment was executed whereby the June 30 and December 15, 2004 payments totaling $400,000 were amended to monthly payments up to February 15, 2005 totaling $400,000. Property payments of $185,000 were made up to December 31, 2004 and on January 10, 2005, the Company advised its partner, Pt Metro Astatama, that it was terminating the agreement, as is its right, because of less than satisfactory testing results during the calendar year 2004. Pt Karya Bukit were accordingly advised, pursuant to the terms of the agreement, of the intention of Apolo Gold to terminate its agreement and abandon the property.

In February, 2005, the Company signed a Letter of Intent with Balmoral Companies of Dublin Ohio wherein Apolo Gold & Energy acquired a 22% interest in the rights to an oil property located in Kazakhstan. Balmoral and its partner ViewPoint Technology Inc have executed an Absolute Assignment of its interest in this property to Apolo in return for a total of 1,500,000 restricted common shares valued at $0.09 each. Each company received 750,000 restricted shares. Balmoral had acquired this interest September 14, 2004 in an agreement with Profit Limited Company of Almaty Kazakhstan. When this agreement was executed, it was the Company's intention to arrange financing and develop the property in Kazakhstan known as "2D in BOZINGEN 28. Blok" near the town of Kizilorda, Kazakhstan. As part of any financing, and as a condition of its agreement with Profit Company Limited, it was necessary that Profit Limited Company provide technical data to Apolo Gold & Energy Inc. This was clearly spelled out in the agreement with Profit. On May 23, 2005, Apolo sent a letter to Profit again requesting the necessary geological information. To date this information has not been received. Accordingly, Apolo Gold & Energy Inc has sent a formal letter to Profit Company Limited terminating the agreement.

On June 28, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and pursues other mining opportunities. The Company is also pursuing oil and gas opportunities and realizes a need to have the ability to access equity market opportunities. The contemplated financing with Dutchess Private Equities Fund, II,LP will require the filing of a registration statement which the Company will do before the end of August 2005.

On August 19, 2005, the Company signed a Letter of Intent with Atna Resources Ltd of Vancouver BC, Canada regarding the Beowawe Project in Nevada. Under the terms of the Letter of Intent, Apolo Gold & Energy will invest approximately $2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. Under terms of the Letter of Intent, Apolo will have a 30 day window to conduct a preliminary review of data and visit the property to satisfy itself of the viability of proceeding with the project. At that time, the parties will then enter into a Joint Venture Agreement and proceed as specified in the Letter of Intent.

The Company intends to have technical staff review existing data, and visit the site, located north-east of Reno, and advise Atna Resources no later than September 22, 2005 of its intentions. Should the Joint Venture Agreement be executed, the Company will issue to Atna 100,000 restricted common shares of its stock and undertake to spend a minimum of $250,000 in the first year of a four year exploration program. The second year program calls for $350,000, the third year calls for $450,000 and the fourth year calls for $650,000. In addition to this, there are Underlying Agreements calling for annual payments of approximately $110,000 per year.

The Company intends to raise additional capital in order to ensure it has sufficient resources to execute its plans for exploration as outlined above. The Company is exploring loans, equity and joint ventures as possible alternatives. There is no assurance that said funds can be obtained for the program.

The Company currently may not have sufficient funds to carry out its proposed programs and there is no assurance that the necessary funds required will be raised.

Results of Operations - Period From July 01, 2004 to June 30, 2005

REVENUES: The Company had no revenues in the past fiscal year as it focused on continued exploration of the adit on NUP by completing necessary testing, including trenching, sampling, and preparation for further drilling.

During the fiscal year ending June 30, 2005, the Company had exploration costs of 487,108 as compared to 397,395 the previous year. This included the cost of all consultants engaged regarding the development of the property, all property payments, underground adit costs, and the cost of trenching, mapping etc.

EXPENSES: During the year ending June 30 2005, the Company incurred total expenses of $1,018,390, compared to $788,700 the previous year.

These expenses were all related to exploration costs re the Napal Gold Property as well as testing and exploration costs as they relate to the KBU property in Sumatra, Indonesia.

Consulting and professional fees were up this year to $377,235 from $216,796 the previous year.

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

The Company has no employees in its head office at the present time other than ,its Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. The mine site employs 10 people who are paid weekly in cash as is the custom in Sumatra.

Cash on hand at June 30, 2005 was $3,467 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. The Company currently has total debts of $268,055,which consists of accounts payable of $20,226, accrued expenses of $93,500 and loans from related parties of $158,871.

At August 17, 2005, the Company had 58,631,552 shares of common stock outstanding and has raised total capital to date of approximately $ 4,750,000.

During the year, the Company raised a total of $90,991 by way of sale of common stock. In comparison, a total of $1,007,500 was raised the previous year. The funds assisted in the underground development of the adit on the NUP property.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2005. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

Item 7. Financial Statements.





                            APOLO GOLD & ENERGY, INC.



                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                            1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       2

         Consolidated Statements of Operations                             3

         Consolidated Statement of Stockholders' Equity (Deficit)          4

         Consolidated Statements of Cash Flows                             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

Board of Directors
Apolo Gold & Energy, Inc.
Vancouver, British Columbia
CANADA


             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Apolo Gold & Energy, Inc. (formerly known as Apolo Gold, Inc.), an expoloration stage company and Nevada corporation, as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold & Energy, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 22, 2005



APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------



                                                                   June 30,       June 30,
                                                                    2005            2004
                                                                 -----------    -----------
ASSETS
     CURRENT ASSETS
         Cash                                                    $     3,467    $   375,385
         Receivable from jount venture partner                        25,000             --
         Prepaid expenses                                              2,280          6,840
                                                                 -----------    -----------
            Total Current Assets                                      30,747        382,225
                                                                 -----------    -----------

     FIXED ASSETS
         Mining equipment                                             86,127         62,491
         Less accumlated depreciation                                (16,767)        (4,464)
                                                                 -----------    -----------
                                                                      69,360         58,027
                                                                 -----------    -----------


TOTAL ASSETS                                                     $   100,107    $   440,252
                                                                 ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                   $    20,226    $    26,133
         Accrued expenses                                             93,500             --
         Accrued payables, related parties                           158,871         33,333
                                                                 -----------    -----------
            Total Current Liabilities                                272,597         59,466
                                                                 -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                        --             --
                                                                 -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 25,000,000 shares authorized, $0.001
            per value, none issued                                        --             --
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 57,326,552 and 51,969,589 shares
            issued and outstanding, respectively                      57,326         51,969
         Additional paid-in capital                                4,746,493      4,286,736
         Accumulated deficit prior to exploration stage           (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage             (3,113,457)    (2,095,067)
                                                                 -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (172,490)       380,786
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $   100,107    $   440,252
                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.


APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------

                                                                                            Period from
                                                                                           April 16, 2002
                                                                                           (Inception of
                                                            Year Ended       Year Ended  Exploration Stage)
                                                             June 30,         June 30,        through
                                                               2005             2004       June 30, 2005
                                                           ------------    -------------  --------------
REVENUES                                                   $         --    $         --    $         --
                                                           ------------    ------------    ------------


EXPENSES
     Consulting and professional fees                           377,235         216,796         872,031
     Exploration costs                                          487,108         397,395       1,643,009
     General and administrative expenses                        153,116         174,509         420,293
     Foreign currency transaction gain (loss)                       931            (682)            931
                                                           ------------    ------------    ------------
        TOTAL EXPENSES                                        1,018,390         788,700       2,935,333
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (1,018,390)       (788,700)     (2,935,333)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --        (177,193)
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (1,018,390)       (788,700)     (3,112,526)

INCOME TAXES                                                         --              --              --
                                                           ------------    ------------    ------------

NET LOSS                                                   $ (1,018,390)   $   (788,700)   $ (3,112,526)
                                                           ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED                 $      (0.02)   $      (0.02)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     54,112,853      47,207,499
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                            Common Stock                                           Accumulated
                                                    --------------------------    Additional                      Deficit Prior
                                                         Number                     Paid-in     Subscriptions     to Exploration
                                                       of Shares       Amount       Capital      Receivable           Stage
                                                    -------------------------    -------------  --------------    --------------
Balance, June 30, 2001                                18,654,580   $   18,654    $  1,265,282    $          -     $ (1,634,303)

Issuance of common stock for services at an
   average of $0.05 per share                          2,300,000        2,300         112,700               -                -

Cancellation of stock used as payment for debt        (3,000,000)      (3,000)        (32,000)              -                -

Options exercised as payment for services
   at $0.05 per share                                    700,000          700          34,300               -                -

Issuance of common stock for debt retirement
   at $0.15 per share                                  4,421,282        4,422         658,771               -                -

Issuance of stock for mining rights                    3,000,000        3,000         327,000               -                -

Options exercised at $0.07 per common share            2,000,000        2,000         138,000         (70,000)               -

Options exercised as payment for services at
   $0.11 per common share                                 20,000           20           2,180               -                -

Net loss for the year ended June 30, 2002                      -            -               -               -         (228,549)
                                                      ----------    ---------    ------------       ---------     ------------

Balance, June 30, 2002                                28,095,862       28,096       2,506,233         (70,000)      (1,862,852)

Options exercised as payment for services
   at $0.09 per common share                             500,000          500          44,500               -                -

Subscriptions received                                         -            -               -          70,000                -

Options exercised as payment for services
   at $0.05 per common share                           1,300,000        1,300          67,700               -                -

Options exercised for cash of $150,000 and services
   at $0.06 per common share                           3,400,000        3,400         201,600               -                -

Options exercised as payment of legal services
   at $0.04 per common share                              39,000           39           1,521               -                -
                                                      ----------    ---------    ------------       ---------     ------------
Balance, June 30, 2003                                33,334,862       33,335       2,821,554               -       (1,862,852)

Issuance of stock for services at $0.08 per share       600,000         600          47,400             -                -

Issuance of stock for debt
   at $0.06 per common share                          2,348,615       2,348         138,568             -                -

Options exercised for cash at
   $0.045 per common share                            1,111,112       1,111          48,889             -                -

Options exercised at $0.05 per share
   for subscription receivable                          500,000         500          24,500       (25,000)               -

Options exercised as payment for services
   at $0.05 per share                                   400,000         400          19,600             -                -

Net loss for the year ended June 30, 2003                     -           -               -             -                -

Foreign currency translation gain                             -           -               -             -                -
                                                  -------------  ----------  --------------  ------------  ---------------
Balance forward                                      38,294,589      38,294       3,100,511       (25,000)      (1,862,852)




   The accompanying notes are an integral part of these financial statements.


APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued)


                                                              Accumulated         Total
                                                             Deficit During   Stockholders'
                                                              Exploration        Equity
                                                                Stage          (Deficit)
                                                             --------------   -------------
Balance, June 30, 2001                                       $         -      $ (350,367)

Issuance of common stock for services at an
   average of $0.05 per share                                          -         115,000

Cancellation of stock used as payment for debt                         -         (35,000)

Options exercised as payment for services
   at $0.05 per share                                                  -          35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                                  -         663,193

Issuance of stock for mining rights                                    -         330,000

Options exercised at $0.07 per common share                            -          70,000

Options exercised as payment for services at
   $0.11 per common share                                              -           2,200

Net loss for the year ended June 30, 2002                       (575,370)       (803,919)
                                                              ----------      ----------

Balance, June 30, 2002                                          (575,370)         26,107

Options exercised as payment for services
   at $0.09 per common share                                           -          45,000

Subscriptions received                                                 -          70,000

Options exercised as payment for services
   at $0.05 per common share                                           -          69,000

Options exercised for cash of $150,000 and services
   at $0.06 per common share                                           -         205,000

Options exercised as payment of legal services
   at $0.04 per common share                                           -           1,560
                                                              ----------      ----------
Balance, June 30, 2003                                          (575,370)        416,667

Issuance of stock for services at $0.08 per share                      -          48,000

Issuance of stock for debt
   at $0.06 per common share                                           -         140,916

Options exercised for cash at
   $0.045 per common share                                             -          50,000

Options exercised at $0.05 per share
   for subscription receivable                                         -               -

Options exercised as payment for services
   at $0.05 per share                                                  -          20,000

Net loss for the year ended June 30, 2003                       (730,997)       (730,997)

Foreign currency translation gain                                      -             682
                                                              ----------      ----------
Balance Forward                                               (1,306,367)     $  (55,414)






   The accompanying notes are an integral part of these financial statements.

                                       F-4
                                  (continued)


APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                              Common Stock                                          Accumulated
                                                       ---------------------------    Additional                   Deficit Prior
                                                           Number                      Paid-in       Subscriptions to Exploration
                                                          of Shares      Amount        Capital       Receivable        Stage
                                                       ---------------------------  --------------  ------------  ---------------
                                                       ---------------  ----------  --------------  ------------  ---------------
Balance Forward                                            38,294,589      38,294       3,100,511       (25,000)      (1,862,852)

Options exercised as payment for services                     525,000         525          26,875             -                -
   at $0.05 per common share

Stock subscription paid                                             -           -               -        25,000                -

Options exercised at $0.06 per share                       11,125,000      11,125         696,375             -                -

Issuance of stock for services at $0.20 per share              25,000          25           4,975             -                -

Issuance of stock for property acquisition at
   $0.16 per share                                          1,000,000       1,000         159,000             -                -

Stock issued for cash at $0.30 per share                    1,000,000       1,000         299,000             -                -

Net loss for the year ended June 30, 2004                           -           -               -             -                -

Foreign currency translation gain                                   -           -               -             -                -
                                                       ---------------  ----------  --------------  ------------  ---------------
Balance, June 30, 2004                                     51,969,589      51,969       4,286,736             -       (1,862,852)

Options exercised at an average of $0.11 per share            859,000         859          90,132             -                -

Issuance of stock for debt at $0.07 per share               1,088,075       1,088          79,245             -                -

Issuance of stock for property acquisition at
$0.09 per share                                             1,500,000       1,500         133,500             -                -

Issuance of stock for services at $0.09 per share             200,000         200          23,300             -                -

Options exercised as payment for services at
$0.08 per share                                             1,709,888       1,710         133,580             -                -

Net loss for the year ended June 30, 2005                           -           -               -             -                -
                                                       ===============  ==========  ==============  ============  ===============

Balance, June 30, 2005                                     57,326,552   $  57,326   $   4,746,493   $         -   $    (1,862,852)
                                                       ===============  ==========  ==============  ============  ===============



   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Continued)

                                                        Accumulated         Total
                                                        Deficit During   Stockholders'
                                                        Exploration        Equity
                                                           Stage          (Deficit)
                                                       --------------   -------------

Balance, June 30, 2003                                    (1,306,367)        (54,732)

Options exercised as payment for services
   at $0.05 per common share                                       -          27,400

Stock subscription paid                                            -          25,000

Options exercised at $0.06 per share                               -         707,500

Issuance of stock for services at $0.20 per share                  -           5,000

Issuance of stock for property acquisition at
   $0.16 per share                                                 -         160,000

Stock issued for cash at $0.30 per share                           -         300,000

Net loss for the year ended June 30, 2004                   (788,700)       (788,700)

Foreign currency translation gain                                  -            (682)
                                                       --------------   -------------

Balance, June 30, 2004                                    (2,095,067)        380,786

Options exercised at an average of $0.11 per share                 -          90,991

Issuance of stock for debt at $0.07 per share                      -          80,333

Issuance of stock for property acquisition at
$0.09 per share                                                    -         135,000

Issuance of stock for services at $0.09 per share                  -          23,500

Options exercised as payment for services at
$0.08 per share                                                    -         135,290

Net loss for the year ended June 30, 2005                 (1,018,390)     (1,018,390)
                                                        ------------     -----------

Balance, June 30, 2005                                  $ (3,113,457)    $  (172,490)
                                                        ============     ===========






  The accompanying notes are an integral part of these financial statements.

                                       F-5
                                  (continued)


APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                          Period from
                                                                                         April 16, 2002
                                                                                         (Inception of
                                                               Year           Year      Exploration Stage)
                                                               Ended          Ended         through
                                                           June 30, 2005  June 30, 2004  June 30, 2005
                                                           -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(1,018,390)   $  (788,700)   $(3,113,457)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
            Depreciation                                         12,303          4,464         16,767
            Loss on sale of mining equipment                         --             --        177,193
            Options exercised for services                      135,291         27,400        162,691
            Stock issued for current debt                            --             --        140,916
            Stock issued for officer's wages and services            --             --          2,200
            Stock issued for professional services               23,500          5,000        247,060
            Stock issued for exploration costs                  135,000        160,000        645,000
            Expenses paid on behalf of Company                       --             --         42,610
     Decrease (increase) in:
        Accounts receivable                                     (25,000)            --        (25,000)
        Prepaid expenses                                          4,560         (6,840)        (2,280)
     Increase (decrease) in:
        Accounts payable                                         (5,970)         6,831          4,746
        Accrued expenses                                         88,958         (7,920)        87,693
        Accrued payables, related parties                       101,138             --         95,798
                                                            -----------    -----------    -----------
Net cash used by operating activities                          (548,610)      (599,765)    (1,518,063)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                   (23,636)       (62,491)       (86,127)
                                                            -----------    -----------    -----------
Net cash used by investing activities                           (23,636)       (62,491)       (86,127)
                                                            -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                       24,400          5,270         57,733
     Proceeds from borrowings                                    84,937             --         84,937
     Proceed from subscription receivable                            --         25,000         25,000
     Proceeds from sale of common stock                          90,991      1,007,500      1,438,491
                                                            -----------    -----------    -----------
Net cash provided  by financing activities                      200,328      1,037,770      1,606,161
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (371,918)       375,514          1,971

Cash, beginning of year                                         375,385            553          1,496
                                                            -----------    -----------    -----------

Cash, end of year                                           $     3,467    $   376,067    $     3,467
                                                            ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                          $        --    $        --    $        --
                                                            ===========    ===========    ===========
     Income taxes paid                                      $        --    $        --    $        --
                                                            ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                       $    23,500    $     5,000    $   247,060
     Common stock issued for  current debt                  $    80,333    $        --    $   221,249
     Common stock issued for exploration costs              $   135,000    $   160,000    $   645,000
     Note receivable from sale of mining equipment          $        --    $        --    $    45,000
     Options exercised for services                         $   135,291    $    27,400    $   162,691



   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc. formerly known as Apolo Gold, Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the years ended June 30, 2004 and 2005.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________


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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________



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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________




Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its dormant subsidiary, Apologold C.A. Apologold C.A. has been abandoned and there has been no activity in this subsidiary.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2005, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $1,650,000 principally arising from approximate net operating loss carryforward of $5,000,000 for income tax purposes, which expire in the years 2014 through 2025. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005. The significant components of the deferred tax asset at June 30, 2005 and June 30, 2004 were as follows:

                                                    Year ended   Year ended June
                                                  June 30, 2005     30, 2004
                                                  -------------  ---------------
Net operating loss carry forward                   $ 5,000,000      $ 3,960,000
                                                   ===========      ===========

Deferred tax asset                                 $ 1,650,000      $ 1,347,000
Deferred tax asset valuation allowance             $(1,650,000)     $(1,347,000)


The change in the allowance account from June 30, 2004 to June 30, 2005 was $303,000. The change in the allowance account from June 30, 2003 to June 30, 2004 was $260,271.

Reclamation Costs
-----------------
Although Venezuela requires that a bond be posted prior to depletion of mineral reserves, the Company elected not to post a bond for its Venezuelan property, which was subsequently abandoned. Management is confident that there is no further liability related to this site.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________



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

Stock Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined what the impact to its financial statements will be from the adoption of this statement during the year ended June 30, 2006.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________



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

At June 30, 2005, in accordance with the aforementioned agreement, the Company had paid $175,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000. An additional $25,000 was paid subsequent to June 30, 2005.

On December 12, 2003, the Company fully executed an agreement with PT Metro Astatama to acquire certain property rights in Southern Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments of $2,500,000 and 3,000,000 shares of the Company's restricted common stock, the Company will receive 933 hectares with production permit numbers KP-96PP0082 and KP-96PP0083 in place. The Company will assume all rights previously granted to PT Metro and will acquire an 80% net profits interest, while PT Metro retains the remaining 20%. This agreement was terminated January 10, 2005.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________



At June 30, 2005, in accordance with the aforementioned agreement, the Company had paid $300,000 in cash, including $185,000 during the current year and issued 1,000,000 shares of its common stock, with a fair market value of $200,000 at the time of issuance.

The Company has recorded its mineral property costs as exploration expenses because there are no professional engineering studies evidencing proven and probable reserves for its mineral properties.


NOTE 4 - PROPERTY AND EQUIPMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company adopted SFAS No. 144 during the year ended June 30, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company adopted SFAS No. 143 during the year ended June 30, 2002.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years.

Depreciation expense for the year ended June 30, 2005 and 2004 was $12,303 and $4,464, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________



NOTE 5 - COMMON STOCK

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no effect on the Company's financial statements.

During the year ended June 30, 2005, options to purchase 1,709,888 shares of common stock at an average price of $0.08 per share were exercised in exchange for services valued at $135,291. Additionally, 859,000 options were exercised to purchase common stock for cash of $90,991.

During the year ended June 30, 2005, the Company issued 1,088,075 common stock shares for payment of $80,333 debt, 1,500,000 common stock shares for property valued at $135,000 and 200,000 shares of common stock for services valued at $23,500. All stock was issued at its fair market value.

During the year ended June 30, 2004, options to purchase 525,000 shares of common stock at $0.05 per share were exercised in exchange for services valued at $27,400 and 11,125,000 options were exercised to purchase common stock for cash of $707,500. The Company issued 1,000,000 shares of common stock as payment for property acquisition worth $160,000 and an additional 1,000,000 shares of common stock were issued for $300,000 cash. The Company paid services of $5,000 with the issuance of 25,000 shares of common stock.

The Company's policy is to issue stock at its fair market value on the date of issuance.


NOTE 6 - PREFERRED STOCK

The Company's directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________


NOTE 7 - COMMON STOCK OPTIONS

The Company has six common stock option plans: the Apolo Gold, Inc. 2000 Stock Option Plan; Apolo Gold, Inc. 2002 Stock Option Plan; Apolo Gold, Inc. 2003 Stock Option Plan; Apolo Gold, Inc. 2004 Stock Option Plan; the 2004 Stock Option Plan #A; and 2005 Stock Option Plan (hereinafter "the Plans") adopted in July 2000, May 2002, November 2002, September 2003, March 2004, and February 2005, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plans, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan, 7,500,000 for the 2003
Plan and 15,000,000 for the 2004 and the 2004A Plans. The Board determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                            Number of
                                                                                            securities
                                            Number of                                       remaining
                                         securities to be        Weighted-average         available for
                                              issued              exercise price         future issuance
   Equity compensation plans not         upon exercise of         of outstanding           under equity
   approved by security holders        outstanding options            options           compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                     1,500,000                $ 0.14                      -
  2002 stock option plan                     2,100,000                $ 0.10                      -
  2003 stock option plan                       250,000                $ 0.05                      -
  2004  and  2004A  stock  option
  plans                                      3,500,000                $ 0.16                      -
  2005 stock option plan                     2,000,000                $ 0.09               3,230,000
                                       ---------------------                            -------------------
  Total                                      9,350,000                                     3,230,000
                                       =====================                            ===================


APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________




The following is a summary of stock option activity:

                                                                 Number of Shares     Weighted Average
                                                                                         Exercise Price
                                                                 -----------------   -------------------
  Outstanding at June 30, 2003                                         5,510,000     $             0.11
  Granted                                                             14,600,000                   0.09
  Exercised                                                          (11,650,000)                  0.06
                                                                 -----------------   -------------------
  Outstanding at June 30, 2004                                         8,460,000                   0.13
  Granted                                                              6,768,888                   0.08
  Exercised                                                           (2,568,888)                  0.09
  Cancelled                                                           (3,310,000)                  0.15
                                                                 -----------------   -------------------
  Outstanding at June 30, 2005                                         9,350,000     $             0.11
                                                                 =================   ===================
Weighted average fair value of options granted during 2005       $          0.08
                                                                 =================

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2005 or 2004. The Company granted 6,768,888 during the year ended June 30, 2005. Of the options issued, 1,709,888 were issued and exercised for services valued at $135,291 and 859,000 were exercised for $90,991 in cash.

The Company granted 14,600,000 during the year ended June 30, 2004. Of the options issued, 525,000 were exercised for payment of services valued at $27,400 and 11,125,000 were exercised for $707,500 in cash.

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                            Year Ended June       Year Ended
                                                  30,            June 30, 2004
                                                 2005
                                           ------------------   ---------------
    Net Loss:
             As reported                   $     (1,018,361)    $     (788,700)
             Pro forma                     $     (1,423,091)    $   (2,572,117)
    Basic and diluted net loss per share:
             As reported                   $          (0.02)    $        (0.02)
                Pro forma                  $          (0.03)    $        (0.05)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value for 2005 and 2004: risk-free interest rate is 4%, volatility is 135.04% and 112%, respectively, and expected life is 1.5 to 5 years.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________





NOTE 8 - RELATED PARTIES

During the year ended June 30, 2005, a related party paid expenses of $158,871 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a one year operating lease expiring February 28, 2006 that provides for monthly payments of approximately $1,400 in U.S. dollars. During the year ended June 30, 2005, lease expense totaled approximately $15,700.

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2005 includes $3,467 of cash in Canada and $86,127 of equipment in Indonesia. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

On June 28, 2005, the Company executed an investment agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and pursues other mining opportunities. The Company is also pursuing oil and gas opportunities and realizes a need to have the ability to access equity market opportunities.


NOTE 10 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,018,361 for the year ended June 30, 2005 and has an accumulated deficit of $4,976,280 since inception of the Company. The Company currently has no operating mining properties, has no revenues, and has limited cash resources.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2005
________________________________________________________________________________




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


NOTE 11 - SUBSEQUENT EVENTS

On August 19, 2005, the Company signed a letter of intent with Atna Resources Ltd of Vancouver BC, Canada regarding the Beowawe Project in Nevada. Under the terms of the letter of intent, Apolo Gold & Energy will invest approximately $2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. Under terms of the letter of intent, Apolo will have a 30 day window to conduct a preliminary review of data and visit the property to satisfy itself of the viability of proceeding with the project. At that time, the parties will then enter into a joint venture agreement and proceed as specified in the letter of intent.

Subsequent to June 30, 2005, $78,500 of debt was exchanged for 1,305,000 shares of common stock.

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

On or about June 30, 2005, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Martial Levasseur   71   Director, President                             1997
Robert E. Lee       70   Director                                        1997
Robert G. Dinning   66  Director, Chief Financial Officer, Secretary     2000
Rodney Kincaid      50  Director                                         2005
Glenn Kelleway      44  Director                                         2005

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

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has Operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 35 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company.

Robert E. Lee.

Dental Surgeon from 1961 until 1991 when he retired from practice.

1993 - 2002      President of La Rock Mining Corp, of Vancouver BC. Handled
                 all administration and continued assessment of property known as Brandy Wine. Company now called Auramex Resource
                 Corp where Mr. Lee currently serves as a director.


Rodney Kincaid

Mr. Kincaid is a graduate of Tennessee Temple University and the University of Missouri in Business Communication. Since 1989 he has been President and CEO of Balmoral Financial Companies and Viewpoint Technology & Energy Inc, of Columbus Ohio. He has considerable international experience in Central Europe, Asia and North Africa re oil and gas, mining, and technology entities. Mr. Kincaid has significant international experience including successful transactions in the Middle East, Central Asia, and in North African countries such as Egypt and Libya.


Glen Kelleway

Mr. Kelleway was appointed at annual shareholders meeting and possesses a 15 year background in mining and forestry, as well as startup companies in high technology. He brings a financial background to his mining experience.

(b) Significant Employees:

Brant Little, Advisor to the Board.

Mr.Little has been an advisor to the Board for 3 years and brings to the Company 25 years of Investment Banking experience. His experience is primarily related to precious metals resource companies and he has raised in excess of $100 million for various companies during this time.


Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2005 and meetings by telephone. All corporate actions by the Board of Directors were unanimously consented to at meetings or in writing after telephone discussion.

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

As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an "audit committee financial expert" is an individual member of the audit committee who:

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

The board received no security holder recommendations for nomination to the board of directors in connection with the 2005 annual meeting of shareholders. There were four director nominees for the 2005 annual meeting of shareholders, all of whom were incumbent directors standing for reelection. In addition, there was one director, Glenn Kelleway, was appointed to the board of directors subsequent to the conclusion of the annual shareholder meeting.


Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold Inc., Suite 1209-409 Granville Street, Vancouver BC, Canada V6C 1T2. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the Chairman of the Board.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934 To our knowledge, during the fiscal year ended June 30, 2005 our Directors and Officers complied with all applicable Section 16(a) filing requirements except all three directors did not timely file a Form 4 re granting of Options which were reported on Form 5. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 10. Executive Compensation

     The following table shows for the fiscal years ending June 30, 2005, 2004 and 2003, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

 ----------------------------------------------------------------------------------------------------------------
                           Summary Compensation Table
 ----------------------------------------------------------------------------------------------------------------
                                                                     Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------
                                                  Other Annual      Securities
                                          Salary  Compensation ($)  Underlying
Name and Principle Position        Year     ($)                     Options (#)       All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2005     36,000       0                                       0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2004     24,000                    1,000,000 Common           0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2003     18,000       0              700,000 Common     $12,000 paid in
                                                                                         restricted stock.
-----------------------------------------------------------------------------------------------------------------

Above options for 1,000,000 were cancelled in February, 2005. Above options totaling 700,000 are unexercised as of August 19, 2005.

--------------------------------------------------------------------------------------------------------------
Option Grants in Last Fiscal Year June 30, 2005
--------------------------------------------------------------------------------------------------------------
Individual Grants
--------------------------------------------------------------------------------------------------------------
Name                             Number of
                                  Common Shares
                                   Underlying
                                 Options         % of Total Options Granted in    Exercise Price    Expiration
                                 Granted (#)     Fiscal Year ended June 30, 2005  ($/Sh)            Date
--------------------------------------------------------------------------------------------------------------
Robert Dinning,                   2,000,000                  34.4%                 $0.08 per Share   02/02/10
CFO, Director
--------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2004 and as of June 30, 2005.

---------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
---------------------------------------------------------------------------------------------------------------------
                                     Value       Number of Securities Underlying
                        Shares       Realized    Unexercised Options at FY-End     Value of Unexercised In-the
Money
                        Acquired on  at FY-End   June 30, 2005  (#)               Options at June 30, 2005  (1)
Name                    Exercise (#) ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Martial Levasseur               0          0       700,000 Shares/                 $0
Pres./CEO, Dir.                                  Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Dinning,                 0          0     4,400,000 Shares/                 $0
CFO, Director                                    Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Lee,                     0          0       700,000 Shares/                 $0
Secretary, Dir.                                  Exercisable
---------------------------------------------------------------------------------------------------------------------

     (1) Option value based on the difference between the exercise price of unexercised options and the closing sale price of $0.06 per share on August 19, 2005.



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


Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 58,631,552 shares of common stock outstanding as of August 19, 2005 and of Management assuming the exercise of outstanding options held by management.

Title of  Name and Address(1)     Position         Amount and Nature     % of
Class     Beneficial Owner                        of Beneficial Owner    Class
--------  -------------------    ----------        -------------------  -------
Common    Martial Levasseur      Director, CEO       7,917,892 (2)       13.81%
          Robert Dinning         Director, CFO       5,703,333 (3)        9.95%
          Robert Lee             Director            2,585,602 (4)        4.51%
          Rodney Kincaid         Director            1,500,000 (5)        2.62%
          Glen Kelleway          Director              300,000 (6)        0.51%
          Brant Little           Consultant          3,600,000 (7)        6.29%
           All officers and Directors
           as a Group (3 persons)                   21,606,827           37.69%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1209 - 409 Granville Street, Vancouver, B.C. Canada V6C 1T2

(2) Includes 2,753,333 directly in name of Martial Levasseur and 4,464,559 in name Of Van Silver Holdings Inc., a holding company controlled by Martial Levasseur. In addition, Mr. Levasseur holds a stock option for 700,000 common shares, exercisable at $0.09 per share.

(3) Includes a stock option of 700,000 common shares, exercisable at $0.14 per share until July 1, 2007, a stock option for 700,000 common shares,exercisable at $0.09 per share until June 30, 2007, a stock option for 1,000,000 common shares exercisable at $0.16 per share until June 10, 2009,and a stock option for 2,000,000 common shares, exercisable at $0.08 per share until February 2, 2010.

(4) Includes a stock option of 700,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(5) Includes 750,000 restricted common shares in the name of Balmoral Financial Services, and 750,000 restricted common shares in the name of Viewpoint Technology, both companies controlled by Mr. Kincaid.

(6) Holdings consist of a stock option of 300,000 common shares, exercisable at $0.08 per share until May 15, 2010.

(7) Includes 350,000 common shares directly in name of Brant Little and includes a stock option for 250,000 common shares, exercisable at $0.054 per share until Dec 2, 2007, a stock option for 1,000,000 common shares, exercisable at $0.16 Per share until June 10, 2009 and a stock option for 2,000,000 common shares, Exercisable at $0.08 per share until February 2, 2010.

Item 12. Certain Relationships and Related Transactions:

     In February, 2005, the Company signed a Letter of Intent with Balmoral Companies of Dublin Ohio wherein Apolo Gold & Energy acquired a 22% interest in the rights to an oil property located in Kazakhstan. Balmoral and its partner ViewPoint Technology Inc. executed an Absolute Assignment of its interest in this property to Apolo in return for a total of 1,500,000 restricted common shares valued at $0.09 each. Each company received 750,000 restricted shares. Rodney Kincaid is the Managing Partner of Balmoral and was elected to the Company's board of directors on May 20, 2005. In May 2005, the Company requested technical data and when none was forthcoming, terminated the agreement in August, 2005. Please see Management's Discussion and Analysis of Financial Condition, starting on page 7.


Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

     3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration SEC File # : 000-27791 filed October 25, 1999)
     3.2 By-Laws of Corporation (Incorporated by reference from Current Report on Form 8-K Registration SEC File # : 000-27791 filed May 31, 2005)
     3.3  Certificate of Amendment dated May 24, 2005
     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002
     10.2 KBU ACQUISITION AGREEMENT 10.3 Addendum to KBU ACQUISITION AGRREEMENT
     14   Code of Ethics
     31.1 Sarbanes Oxley Section 302 Certification
     31.2 Sarbanes Oxley Section 302 Certification
     32.1 Sarbanes Oxley Section 906 Certification
     32.2 Sarbanes Oxley Section 906 Certification

B. Reports on Form 8-K:

In May 2005, the Company filed a Current Report on Form 8-K to report the results of its Annual General Meeting of Shareholders, the appointment of Mr. Kelleway to the board of directors and an amendment to the Company's by-laws.


Item 14.  Principal Accountant Fees And Services

Williams & Webster PS, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2005. Williams & Webster PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster PS was paid aggregate fees of approximately $20,000 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Williams & Webster PS was not paid any additional fees for the fiscal year ended June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster PS was not paid any aggregate fees for the fiscal year ended June 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Williams & Webster PS was paid no other fees for professional services during the fiscal year ended June 30, 2005

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 25, 2005
                                /s/ Martial Levasseur
                                --------------------------------------
                                Martial Levasseur, President/CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Martial Levasseur
------------------------
Martial Levasseur          President, Director                August 25, 2005


/s/ Robert G. Dinning
------------------------
Robert G. Dinning          Chief Financial Officer,
                           Secretary, Director                August 25, 2005

/s/ Robert E. Lee
------------------------
Robert E. Lee              Director                           August 25, 2005


/s/ Rodney Kincaid         Director                           August 25, 2005
------------------------
Rodney Kincaid


/s/ Glenn Kelleway         Director                           August 25, 2005
------------------------
Glenn Kelleway