Form 10QSB
period 2005-09-30
APOLO GOLD & ENERGY INC.
filed 2005-11-14
CIK 1040721

--------------------------------------------------------------------------------
                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Three-month period ended: September 30, 2005
                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 0-27791

                                APOLO GOLD & ENERGY, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                      Yes   X   No
                                   ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of Nov 10, 2005, the Registrant had 58,631,552 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

FINANCIALS

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------


                                                                 September 30,
                                                                     2005         June 30,
                                                                  (unaudited)       2005
                                                                 ------------   -----------
ASSETS
     CURRENT ASSETS
         Cash                                                    $     3,852    $     3,467
         Receivable from jount venture partner                        25,000         25,000
         Prepaid expenses                                              1,140          2,280
                                                                 -----------    -----------
            Total Current Assets                                      29,992         30,747
                                                                 -----------    -----------

     FIXED ASSETS
         Mining equipment                                             86,127         86,127
         Less accumlated depreciation                                (19,843)       (16,767)
                                                                 -----------    -----------
                                                                      66,284         69,360
                                                                 -----------    -----------


TOTAL ASSETS                                                     $    96,276    $   100,107
                                                                 ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                        $    21,755    $    20,226
         Accrued expenses                                             66,519         93,500
         Accrued payables, related parties                           191,945        158,871
                                                                 -----------    -----------
            Total Current Liabilities                                280,219        272,597
                                                                 -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                        --             --
                                                                 -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 25,000,000 shares authorized, $0.001
            per value, none issued                                        --             --
         Common stock, 200,000,000 shares authorized, $0.001
            par value; 58,631,552 and 57,326,552 shares
            issued and outstanding, respectively                      58,631         57,326
         Additional paid-in capital                                4,823,688      4,746,493
         Accumulated deficit prior to exploration stage           (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage             (3,203,410)    (3,113,457)
                                                                 -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (183,943)      (172,490)
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $    96,276    $   100,107
                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.



APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------



                                                                                              Period from
                                                               Three Months Ended            April 16, 2002
                                                                  September 30,             (Inception of
                                                           ----------------------------    Exploration Stage)
                                                              2005            2004              through
                                                           (unaudited)     (unaudited)     September 30, 2005
                                                           ------------    ------------    ------------------
REVENUES                                                   $         --    $         --    $               --
                                                           ------------    ------------    ------------------


EXPENSES
     Consulting and professional fees                            51,689          82,024               923,720
     Exploration costs                                            6,927         193,559             1,649,936
     General and administrative expenses                         30,406          32,034               449,768
                                                           ------------    ------------    ------------------
        TOTAL EXPENSES                                           89,022         307,617             3,023,424
                                                           ------------    ------------    ------------------

LOSS FROM OPERATIONS                                            (89,022)       (307,617)           (3,023,424)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --              (177,193)
                                                           ------------    ------------    ------------------

LOSS FROM OPERATIONS                                            (89,022)       (307,617)           (3,200,617)

INCOME TAXES                                                         --              --                    --
                                                           ------------    ------------    ------------------

NET LOSS                                                   $    (89,022)   $   (307,617)   $       (3,200,617)
                                                           ============    ============    ==================

     NET LOSS PER SHARE, BASIC AND DILUTED                 $      (0.00)   $      (0.01)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     54,112,853      52,084,263
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.



APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------



                                                                                            Period from
                                                               Three Moths Ended           April 16, 2002
                                                                  September 30,            (Inception of
                                                           ---------------------------   Exploration Stage)
                                                              2005           2004             through
                                                           (unaudited)    (unaudited)    September 30, 2005
                                                           ------------   ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $   (89,022)   $  (308,402)   $      (3,202,479)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                          3,076          2,231               19,843
           Loss on sale of mining equipment                         --             --              177,193
           Options exercised for services                       78,500             --              241,191
           Stock issued for current debt                            --             --              140,916
           Stock issued for officer's wages and services            --             --                2,200
           Stock issued for professional services                   --         10,000              247,060
           Stock issued for exploration costs                       --             --              645,000
           Gain on foreign exchange transactions                  (931)          (931)
           Expenses paid on behalf of Company                       --             --               42,610
     Decrease (increase) in:
        Accounts receivable                                         --        (20,000)             (25,000)
        Prepaid expenses                                         1,140          1,140               (1,140)
     Increase (decrease) in:
        Accounts payable                                         1,529        (17,345)               6,275
        Accrued expenses                                       (26,981)            --               60,712
        Accrued payables, related parties                       33,074             --              128,872
                                                           -----------    -----------    -----------------
Net cash used by operating activities                              385       (332,376)          (1,517,678)
                                                           -----------    -----------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       --             --              (86,127)
                                                           -----------    -----------    -----------------
Net cash used by investing activities                               --             --              (86,127)
                                                           -----------    -----------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                          --             --               57,733
     Proceeds from borrowings                                       --             --               84,937
     Proceed from subscription receivable                           --             --               25,000
     Proceeds from sale of common stock                             --         16,000            1,438,491
                                                           -----------    -----------    -----------------
Net cash provided  by financing activities                          --         16,000            1,606,161
                                                           -----------    -----------    -----------------

NET INCREASE (DECREASE) IN CASH                                    385       (316,376)               2,356

Cash, beginning of year                                          3,467        375,385                1,496
                                                           -----------    -----------    -----------------

Cash, end of year                                          $     3,852    $    59,009    $           3,852
                                                           ===========    ===========    =================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                         $        --    $        --    $              --
                                                           ===========    ===========    =================
     Income taxes paid                                     $        --    $        --    $              --
                                                           ===========    ===========    =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                      $        --    $    10,000    $         247,060
     Common stock issued for  current debt                 $        --    $        --    $         221,249
     Common stock issued for exploration costs             $        --    $        --    $         645,000
     Note receivable from sale of mining equipment         $        --    $        --    $          45,000
     Options exercised for services                        $    78,500    $        --    $         241,191



   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2005
--------------------------------------------------------------------------------


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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2005, the Company had limited working capital, recurring losses, an accumulated deficit of $5,066,262 since beginning its current exploration stage, and negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 2 - ADVANCES RECEIVABLE

As of September 30, 2005, the Company has advanced the sum of $25,000 to Pt Metro Astatama. Pt Metro Astatama is a 20% joint venture partner with the Company in the development of the NUP property in Sumatra.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2005
--------------------------------------------------------------------------------



NOTE 3 - COMMON STOCK

During the three months ending September 30, 2005, the Company issued 1,305,000 shares of common stock for services valued at $78,300.

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

There is no express termination date for the options, although the Company's board of directors may vote to terminate the Plan. The exercise price of the Plans' options is determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                              Weighted Average
                                            Number of Shares   Exercise Price
                                           -----------------  ----------------


Options exercisable at June 30, 2005            9,350,000        $   0.13

Granted                                         1,305,000            0.06

Exercised                                      (1,305,000)           0.06
                                               ----------        --------

Outstanding at September 30, 2005               9,350,000        $   0.09
                                               ==========        ========

Weighted average fair value of options
  granted during 2005                          $     0.08
                                              ===========

APOLO ENERGY & GOLD, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2005
--------------------------------------------------------------------------------



NOTE 4 - STOCK OPTIONS - (Continued)

During the three months ended September 30, 2005, 1,305,000 options were granted and exercised for services of $78,300.

The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock-based compensation. None were applicable in the three months ending September 30, 2005.

NOTE 5 - COMMITMENTS

On September 22, 2005, the Company executed a definitive Joint Venture Agreement With Atna Resources Ltd regarding the Beowawe Project in Nevada. Under the terms of the Definitive Agreement, the Company will undertake a work commitment of $1,700,000 over a four year period plus ancillary Underlying Agreements, which will bring the total work commitment to about $2,200,000 over the next four years. In the first year, the Company must expend $250,000 on exploration activities on the Beowawe Project.

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

The Company then focused on property opportunities in Indonesia where it had previous experience in evaluating mineral properties. After reviewing several properties, the Company entered into an agreement on April 16, 2002, for the acquisition of an 80% interest in a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003.

Mining/engineer advisors and Company management analyzed data from a total of 36 holes drilled over a 15-year period. Comparisons were made with drilling results that Apolo management completed in July 2003. Total drilling undertaken by various parties covered about 10,000 feet. As a result of this data, a 4-5 hectare mineralized area has been identified. This area comprises a section that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends.

Under the supervision of Apolo's consulting geologist, nine holes were drilled in 2003 on the NUP for a total length of 1,700 feet. Interpolation was applied to five drilling holes done by Apolo and one drilling hole done by previous engineers which the grades have been zonated, as well as data from shafts and outcrops. The Company consulting geologist estimated that 85,000 tonnes could be processed with an average grade of 7.5 grams gold per tonne and 163 grams silver per tonne.

The alteration patterns and mineral association indicate that the mineralization system in NUP is a low sulphidation epithermal type.

Following up on the estimate of 85,000 tonnes of mineralized material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone. The first vein was intersected early in 2005 and three samples were taken across vein #1 and forwarded to Intertek Lab Services in Jakarta Indonesia. The average of the three samples based on a true width of
6.5 feet was 6.75 grams/tonne gold and 130 grams/tonne silver. At the present time the Company is drifting in a southerly direction to intercept drill hole #3 and #8 drilled in 2003. At that time values were 64.6 grams gold/tonne and 1,350 grams silver/tonne. The mineralization in the drift appears to be the same as hole #3 and #8 previously drilled. When the underground drifting is completed, it is the intention of the Company to survey the adit crosscut and drift, carry out a detailed sampling program and complete mapping of the geology. It is also the intention of the Company to extend the mineralization to a depth of at least 500 feet below the surface with a drilling program of between 7,000 and 10,000 feet on this Camp Zone. This will be done after the rainy season which should end by the end of February, 2006.

In 2003, there were 6 holes drilled on this Camp Zone and it appeared to be continuous in a north - south direction for about 1,500 feet in length and it ranged from 3.5 feet to 11.0 feet in width and to a depth of 250 feet and still open to depth with values varying between 5-15 grams of gold per tonne.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $200,000 leaving a balance of $175,000 outstanding. The payment due September 15, 2005 of $25,000 has been deferred by mutual consent of the property owner and the Company and will be made by November 30 2005.

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

The Company commenced testing on the KBU in early 2004. The testing was disappointing and the Company determined in late 2004 that there was not a sustained ore body to justify production.

As a result of the poor testing results, the Company informed its partner PT Metro Astatama in a letter dated January 10, 2005 of its intention to abandon the KBU property. Under the terms of the Agreement with KBU, it is the responsibility of PT Metro Astatama to advise PT Karya Bukit Utama, owners of the KBU, of the intentions of Apolo Gold Inc. This has been done as one of the Company's officers attended the meeting wherein KBU were advised of Apolo's decision to abandon the property.

On August 19, 2005, the Company signed a Letter of Intent with Atna Resources Ltd of Vancouver B.C. Canada regarding the Beowawe Project in Nevada. Under the terms of the Letter of Intent, Apolo Gold & Energy will invest approximately $2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. Under terms of the Letter of Intent, Apolo had a 30 day window to conduct a preliminary review of data and visit the property to satisfy itself of the viability of proceeding with the project. At that time, the parties would then enter into a Joint Venture Agreement and proceed as specified in the Letter of Intent.

After an on site visit to the property by the Mining Consultant for the Company, in the 30 day period of review, the Company on September 22,2005, executed a Definitive Joint Venture Agreement with Atna Resources Ltd, of Vancouver B.C. regarding the Beowawe Project in Nevada. This 2,100 acre Property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

In addition to the basic terms as outlined above, the Company will undertake a work commitment of $250,000 in the fist year of a 4 year commitment. The total work commitment amounts to $1,700,000 and with ancillary Underlying Agreements, total expenditures are expected to bring the total cost to $2,200,000.


Results of Operations
---------------------

In the three months ended September 30, 2005, the Company incurred a loss of $89,022 vs. a loss of $307,617 for the three months ended September 30, 2004. Exploration costs in the last quarter are down $186,000 from last year, as the work in the adit on the NUP property in Sumatra was limited to NUP this year whereas last year, significant costs were incurred on KBU. This property agreement has since been terminated as the Company focuses on the development of the NUP property. Consulting and professional fees are also down $30,000 from last year as fewer consultants have been employed on the project in the current period. The exploration costs re NUP will continue to be low as drilling is not expected to occur until sometime early in 2006 after the end of the rainy season expected to finish around the end of February 2006.

At September 30, 2005 there were 58,631,552 shares outstanding as compared to 52,119,589 shares outstanding at September 30, 2004. In the quarter ending September 30, 2005, there were a total of 1,305,000 shares issued.

The Company has modest current debt, with accounts payable of $21,755 and accrued expenses amounting to $66,519 and loans from directors and related parties of $191,945 to the company. There are no specific terms of repayment regarding the loans to related parties.

Cash on hand at September 30, 2005 amounted to $3, 852. The Company is aware that additional financing is required and feels said the financing required will be fulfilled as a result of its SB-2 now declared effective. The Company will require about $300,000 over the next 12 months regarding its Beowawe property in Nevada and will require between $100,000 and $200,000 for its NUP property in Sumatra, Indonesia. This amount will be further clarified once the actual amount of drilling to be undertaken is determined. The Company is also in discussions with various other parties regarding financing. There is no assurance that this additional funding will be successfully completed.

The Company terminated its agreement the KBU on January 10, 2005 and this has resulted in substantially reduced operating expenses in Sumatra. The Company is now focusing its efforts on the NUP where its work program for the coming year has been determined. This will include drilling early in 2006.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra properties. There are approximately 12 people currently working on the NUP property in Sumatra.


LIQUIDITY AND CAPITAL RESOURCES

-------------------------------
On June 28, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and its Beowawe property in Nevada. The Company is also pursuing oil and gas opportunities and realizes a need to have the ability to access equity market opportunities. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. The Company can now go to the Dutchess Group and request funding when necessary. The financing would be done on a "put" basis based on current trading patterns and Dutchess would in effect acquire the stock based on the terms of its agreement with Apolo Gold & Energy Inc.


The Company at November 10, 2005 had 58,631,552 shares outstanding with common shares for a Consideration of $58,631 and additional paid in capital of $4,823,688.

The Company has limited cash to finance its operations at the present time but acknowledges that it will be able to raise necessary capital with completion of its SB-2 filing which has now gone effective. The Company has current liabilities to non related parties of approximately $87,000 which will be settled in the near future. The Company fully intends to improve its liquidity position in the coming months. As well, the company intends to spend in the area of $500,000 in the coming year on its existing projects in Nevada and Sumatra, Indonesia.

Inflation has not been a factor during the three months ending September 30, 2005.

Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended September 30, 2005, the Company issued 1,305,000 common shares under its Stock Option Plan and S-8 registration statement to three consultants. The average was $0.06 per share for the 1,305,000 shares.


Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:   None.

Item 5. - Other Information:    None

Item 6. - Exhibits and Reports on Form 8-K:

     A.   Exhibits

     3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration filed October 25, 1999)
     3.2 By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005
     3.3 Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.
     4.1 Dutchess Private Equity Fund, II, L.P. Investment Agreement dated October 18, 2005
     4.2  Dutchess Registration Rights Agreement dated October 18, 2005
     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002)
     10.2 KBU ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September xx, 2004)
     10.3 Addendum to KBU ACQUISITION AGREEMENT(Incorporated by reference from Annual Report on Form 10KSB filed on August 27 2004)
     10.4 Letter of Intent with Atna Resources Ltd dated August 19, 2005
     10.5 McKnight Finders Fee Agreement dated August 22, 2005
     10.6 Exploration and Option to Joint Venture Agreement (Incorporated by reference from Current Report on Form 8-K filed on September 27, 2005)
     14 Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.


     B. Reports on Form 8-K: Current Report on Form 8-K dated September 27, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD & ENERGY, INC.

Dated: November 10, 2005

/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary