Form 10QSB
period 2005-12-31
APOLO GOLD & ENERGY INC.
filed 2006-01-30
CIK 1040721

________________________________________________________________________________

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Six-month period ended: December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 25, 2006, the Registrant had 67,803,336 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


FINANCIALS
APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
----------------------------------------------------------------------------------------
                                                              December 31,
                                                                 2005         June 30,
                                                              (unaudited)       2005
                                                              -----------    -----------
ASSETS

     CURRENT ASSETS
        Cash                                                  $    10,960    $     3,467
        Advances and loans receivable                              29,300         25,000
        Prepaid expenses                                               --          2,280
                                                              -----------    -----------
             Total Current Assets                                  40,260         30,747
                                                              -----------    -----------

     FIXED ASSETS
        Mining equipment                                           86,127         86,127
        Less accumulated depreciation                             (22,919)       (16,767)
                                                              -----------    -----------
                                                                   63,208         69,360
                                                              -----------    -----------

TOTAL ASSETS                                                  $   103,468    $   100,107
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable                                      $    25,099    $    20,226
        Accrued expenses                                           63,669         93,500
        Accrued payable, related parties                          258,417        158,871
                                                              -----------    -----------
             Total Current Liabilities                            347,185        272,597
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, 200,000,000 shares authorized, $0.001
             par value; 60,931,552 and 57,326,552 shares
             issued and outstanding, respectively                  60,931         57,326
        Additional paid-in capital                              4,971,388      4,746,493
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (3,413,184)    (3,113,457)
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (243,717)      (172,490)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   103,468    $   100,107
                                                              ===========    ===========


             The accompanying notes are an integral part of these
                          interim financial statements



APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------


                                                                                                              Period from
                                                                                                             April 16, 2002
                                                          Three Months Ended         Six Months Ended        (Inception of
                                                            December 31,               December 31,         Exploration Stage)
                                                        ----------------------    -----------------------         To
                                                          2005         2004         2005          2004       December 31, 2005
                                                        (unaudited)  (unaudited)   (unaudited)  (unaudited)   (unaudited)
                                                        ---------    ---------    ----------    ---------    --------------
REVENUES                                                $      -     $            $       -     $      -     $           -
                                                        ---------    ---------    ----------    ---------    --------------

EXPENSES
    Consulting and professional fees                      83,665       33,448       135,354      115,472         1,007,385
    Exploration costs                                     96,912       70,765       103,839      264,324         1,746,848
    General and administrative expenses                   29,198       28,494        59,604       61,313           478,966
                                                        ---------    ---------    ----------    ---------    --------------
      TOTAL EXPENSES                                     209,774      132,707       298,796      441,109         3,233,198
                                                        ---------    ---------    ----------    ---------    --------------

LOSS FROM OPERATIONS                                    (209,774)    (132,707)     (298,796)    (441,109)       (3,233,198)

OTHER INCOME (EXPENSE)
    Loss on sale of mining equipment                           -            -             -            -          (177,193)
                                                        ---------    ---------    ----------    ---------    --------------

LOSS FROM OPERATIONS                                    (209,774)    (132,707)     (298,796)    (441,109)       (3,410,391)

INCOME TAXES                                                   -                          -            -                 -
                                                        ---------    ---------    ----------    ---------    --------------

NET LOSS                                               $(209,774)   $(132,707)    $(298,796)   $(441,109)    $  (3,410,391)
                                                       ==========   ==========    ==========   ==========    ==============

    NET LOSS PER SHARE, BASIC AND DILUTED              $     nil    $     nil     $   (0.01)   $   (0.01)
                                                       ==========   ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED: 59,764,885   52,644,915   59,083,219    52,364,589
                                                        =========    =========    ==========    =========



             The accompanying notes are an integral part of these
                          interim financial statements



APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------

                                                                                         Period from
                                                                                        April 16, 2002
                                                                Six Months Ended        (Inception of
                                                                  December 31,        Exploration Stage)
                                                           --------------------------         To
                                                               2005           2004     December 31, 2005
                                                           (unaudited)    (unaudited)     (unaudited)
                                                           ------------   -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $  (298,796)   $  (441,109)   $(3,412,253)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
           Depreciation                                          6,152          4,465         22,919
           Loss on sale of mining equipment                         --             --        177,193
           Options exercised for services                       92,500        255,191
           Stock issued for current debt                            --             --        140,916
           Stock issued for officer's wages and services            --             --          2,200
           Stock issued for professional services                   --         10,000        247,060
           Stock issued for exploration costs                   66,000             --        711,000
           Gain on foreign exchange                               (931)            --           (931)
           Expenses paid on behalf of Company                       --             --         42,610
    Decrease (increase) in:
       Prepaid expenses                                          2,280          2,280             --
       Advances and loans receivable                            (4,300)       (36,500)       (29,300)
    Increase (decrease) in:
       Accounts payable                                          4,873         24,654          9,619
       Accrued expenses                                        (29,831)            --         57,862
       Accrued payables, related parties                        99,546             --        195,344
                                                           -----------    -----------    -----------
Net cash used by operating activities                          (62,507)      (436,211)    (1,580,570)
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                        --        (18,141)       (86,127)
                                                           -----------    -----------    -----------
Net cash used by investing activities                               --        (18,141)       (86,127)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payment of) related party loans              --             --         57,733
    Proceeds from borrowings                                        --             --         84,937
    Proceeds from subscription receivable                           --             --         25,000
    Proceeds from sale of common stock                          70,000         90,961      1,508,491
                                                           -----------    -----------    -----------
Net cash provided  by financing activities                      70,000         90,961      1,676,161
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  7,493       (363,391)         9,464

Cash, beginning of period                                        3,467        375,385          1,496
                                                           -----------    -----------    -----------

Cash, end of period                                        $    10,960    $    11,994    $    10,960
                                                           ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                          $        --    $        --    $        --
                                                           ===========    ===========    ===========
    Income taxes paid                                      $        --    $        --    $        --
                                                           ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services                       $        --    $    10,000    $   247,060
    Common stock issued for current debt                   $        --    $        --    $   221,249
    Common stock issued for exploration costs              $    66,000    $        --    $   711,000
    Note receivable from sale of mining equipment          $        --    $        --    $    45,000
    Options exercised for services                         $    92,500    $        --    $   255,191




             The accompanying notes are an integral part of these
                          interim financial statements

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2005
--------------------------------------------------------------------------------


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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2005, the Company had a working capital of $(306,925), recurring losses, and an accumulated deficit of $5,276,036, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources including $660,000 subsequent to December 31, 2005. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - ADVANCES RECEIVABLE

As of December 31, 2005, the Company has advanced the sum of $25,000 to Pt Metro Astatama. Pt Metro Astatama is a 20% joint venture partner with the Company in the development of the NUP property in Sumatra. The balance of advances receivable pertain to reimbursable expenses incurred by a consultant to the company. Both items are anticipated to be repaid in the next quarter.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2005
--------------------------------------------------------------------------------


NOTE 3 - COMMON STOCK

During the six months ending December 31, 2005, the Company issued 1,000,000 shares of common stock for $70,000 and 1,505,000 shares of common stock for services valued at $92,500. The Company also issued 1,100,000 restricted common shares in connection with the execution of a Joint Venture Agreement on a mineral property in Nevada. The shares of common stock were issued at $0.06 for a total consideration of $66,000.


NOTE 4 - STOCK OPTIONS

The Company has six stock option plans entitled as follows: the Apolo Gold, Inc. 2000 Stock Option Plan, Apolo Gold, Inc. 2002 Stock Option Plan, Apolo Gold Inc. 2002A Stock Option Plan, Apolo Gold, Inc. 2003 Stock Option Plan, Apolo Gold 2004 Stock Option Plan, and Apolo Gold Inc. 2005 Stock Option Plan, (hereinafter "the Plans") adopted in July 2000, May 2002, November 2002, July 2003, March 2004, and November 2005, respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plans, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan, 7,500,000 for the 2002A Plan, 10,000,000 for the 2004 Plan, 5,000,000
for the 2004 Plan and 6,000,000 for the 2005 Plan. The Company's board of directors determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Company's board of directors may vote to terminate the Plan. The exercise price of the Plans' options is determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                               Weighted Average
                                                             Number of Shares   Exercise Price
                                                             -----------------  --------------
Options exercisable at June 30, 2005                           9,350,000          $   0.13

Granted                                                        2,505,000              0.06

Exercised                                                     (2,505,000)             0.06
                                                              ----------          --------

Outstanding at December 31, 2005                               9,350,000          $   0.09
                                                              ==========          ========


Weighted average fair value of options granted during 2005                        $   0.07
                                                                                  ========

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2005
--------------------------------------------------------------------------------


NOTE 4 - STOCK OPTIONS (Continued)

During the six months ended December 31, 2005, 2,505,000 options were granted, 1,000,000 for $70,000 and 200,000 for services of $92,500.

The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock-based compensation. None were applicable in the three months ending December 31, 2005.


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


NOTE 6 - SUBSEQUENT EVENTS

On June 28, 2005, the Company executed an investment agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and pursues other mining opportunities. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. Subsequent to the end of the quarter ending December 31, 2005, the Company completed two "Puts" with the Dutchess Private Equities Fund for $100,000. This resulted in the issuance of 1,071,684 common shares.

On January 12, 2006, the Company entered into an agreement with an accredited investor for a private placement sale of restricted 144 stock. Under the agreement, 5,600,000 shares of restricted 144 stock would be available for resale at a price of $0.10 per share.

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

The Company then focused on property opportunities in Indonesia where management had had previously evaluated mineral properties throughout the 1990's. After reviewing several properties, the Company entered into an agreement on April 16, 2002, for the acquisition of an 80% interest in a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

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

During the quarter ending December 31, 2005 the Company continued drifting on the adit that runs from west to east, for 270 feet and is designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams/t gold and 875 grams/t silver.

The average width of the mineralized zone ranges from four (4) feet to six and a half (6.5) feet. The mineralized shear zone is well brecciated in some locations and has the appearance of a stock-work texture. The mineralized zone appears to extend at least an additional 500 feet south along the same structure within the NUP property boundary.

Additional sampling was carried out late in December 2005 with samples being sent to Intertek in Jakarta for assay. The average width in the sampled area was
2.5 feet. The channel samples from 3 locations averaged 61.0 grams/t gold and 2,553 grams/t silver. This was based on a 2.5 foot width wherein mining would require a minimum width of 5 feet. Therefore, assuming a wall rock dilution containing no grades, the interpreted grades would be approximately 30/t gold and 1,225 grams/t silver.

The cross-cut has now reached shaft #4 artisinal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams/t gold and 1,350 grams/t silver and where hole NUP 03 - #8 intercepted 8.16 grams/t gold and 221 grams/t silver. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

 When the underground drifting is completed, it is the intention of the Company to survey the adit crosscut and drift, carry out a detailed sampling program and complete mapping of the geology.

The Company is planning a drilling program in the spring of 2006 in order to extend the mineralization to a depth of at least 500 feet below the surface.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $200,000 leaving a balance of $175,000 outstanding. All payments due have been made to date with the next payment due March 15, 2006.

On August 19, 2005, the Company signed a Letter of Intent with Atna Resources Ltd of Vancouver B.C. Canada regarding the Beowawe Project in Nevada. Under the terms of the Letter of Intent, Apolo Gold & Energy will invest approximately $2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. The Company completed its 30 day review of the property and on September 22, 2005 executed a Definitive Joint Venture Agreement with Atna Resources Ltd, of Vancouver B.C. regarding the Beowawe Project in Nevada. This 2,100 acre Property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

In addition to the basic terms as outlined above, the Company will undertake a work commitment of $250,000 in the fist year of a 4 year commitment. The total work commitment amounts to $1,700,000 and with ancillary Underlying Agreements, total expenditures are expected to bring the total cost to $2,200,000.

Under the terms of the Agreement with Atna, 100,000 restricted common shares were issued to Atna and a payment of $60,000 was forwarded to Atna on January 25, 2006 per terms of the Agreement. A finders' fee of 1,000,000 common shares was also paid out regarding the execution of the definitive Joint Venture Agreement and agreement to proceed.

Results of Operations
---------------------

In the three months ended December 31, 2005, the Company incurred a loss of $209,774 vs. a loss of $132,707 for the three months ended December 31, 2004. The loss for the six months ending December 31, 2005 was $298,796 vs. $441,109 for December 31, 2004. The main reason losses are lower this year is exploration costs are $103,839 vs. $264,324 for the six months ending December 31, 2004. In 2004, substantial funds were expended on a property no longer a part of the Company (KBU). The KBU was terminated in January 2005 and the Company concentrated its efforts on the NUP. In the three months ending December 31, 2005, consulting and professional fees were incurred pertaining to the Beowawe project in Nevada, which led to a definitive Joint Venture Agreement executed in November 2005. Exploration costs relating to NUP will continue to be modest until drilling commences in the spring.

At December 31, 2005 there were 60,931,552 shares outstanding as compared to 52,878,589 shares outstanding at December 31, 2004. In the quarter ending December 31, 2005, there were a total of 2,100,000 shares issued.

The Company has current debt of accounts payable of $25,099 and accrued expenses amounting to $63,669. The accrued expenses are being settled in January by issuance of restricted common shares. Loans from directors and related parties of $258,417 are outstanding at December 31, 2005. There are currently no specific terms of repayment of these items.

Cash on hand at December 31, 2005 amounted to $10,960. Subsequent to the month end, the Company completed a private placement for $560,000 and completed two "Puts" with the Dutchess Private Equity Fund for $100,000. The Company is aware that additional financing will be required as it plans to commence drilling programs on both the NUP and the Beowawe properties over the next 6-8 months. The Company must spend $250,000 over the next 12 months regarding its Beowawe property in Nevada and will require between $100,000 and $200,000 for its NUP property in Sumatra, Indonesia. There is no assurance that additional funding will be successfully completed.

The Company terminated its agreement regarding the KBU on January 10, 2005 and this has resulted in substantially reduced operating expenses in Sumatra. The Company is now focusing its efforts on the NUP where its work program for the coming year has been determined and on the Beowawe project in Nevada.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra and Beowawe Nevada properties. There are approximately 14 people currently working on the NUP property in Sumatra.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On June 28, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and its Beowawe property in Nevada. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. Subsequent to the end of the quarter ending December 31, 2005, the Company completed two "Puts" with the Dutchess Private Equities Fund for $100,000. This resulted in the issuance of 1,071,684 common shares.

Subsequent to December 31, 2005, the Company completed a private placement of 5,600,000 restricted common shares to an accredited investor at $0.10 per share for total proceeds of $560,000. These shares are restricted and subject to resale under rule 144. The funds will be available for drilling or investment in potential oil and gas opportunities that may arise and for reduction of current liabilities.

The Company at January 25, 2006 had 67,803,336 shares outstanding.

The Company has sufficient cash at the present time to continue its program of debt reduction and drilling on the two projects - NUP in Indonesia and Beowawe Nevada. It will require additional funds during the year which will have to come from either additional private placements or additional "Puts" or both. There is no assurance that either will be successful.

Inflation has not been a factor during the three months ending December 31, 2005.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended December 31, 2005, the Company issued 1,200,000 common shares under its Stock Option Plan and S-8 registration statement to two consultants. The average was $0.07 per share for the 1,200,000 shares. The Company also issued 1,100,000 unregistered common shares at $0.06 per share to two parties.

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

     3.3 Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.
     4.1 Dutchess Private Equity Fund, II, L.P. Investment Agreement dated October 18, 2005
     4.2  Dutchess Registration Rights Agreement dated October 18, 2005
     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002)
     10.2 KBU ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on August 30, 2004)
     10.3 Addendum to KBU ACQUISITION AGREEMENT(Incorporated by reference from Annual Report on Form 10KSB filed on August 30, 2004)
     10.4 Letter of Intent with Atna Resources Ltd dated August 19, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on October 19, 2005)
     10.5 McKnight Finders Fee Agreement dated August 22, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on October 19, 2005)
     10.6 Exploration and Option to Joint Venture Agreement (Incorporated by reference from Current Report on Form 8-K filed on September 27, 2005)
     14 Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 30, 2004)
     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.


     B.   Reports on Form 8-K:   None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: January 27, 2006


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary