Form 10QSB
period 2006-03-31
APOLO GOLD & ENERGY INC.
filed 2006-05-11
CIK 1040721

--------------------------------------------------------------------------------


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Nine-month period ended: March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8 2006, the Registrant had 74,222,064 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------


                                                               March 31,
                                                                 2006          June 30,
                                                              (unaudited)       2005
                                                              -----------    -----------
ASSETS
     CURRENT ASSETS
        Cash                                                  $   379,439    $     3,467
        Advances and Loans Receivable                              27,500         25,000
        Prepaid expenses                                            1,600          2,280
                                                              -----------    -----------
            Total Current Assets                                  408,539         30,747
                                                              -----------    -----------

     FIXED ASSETS
        Mining Equipment                                           86,127         86,127
        Less accumulated depreciation                             (25,995)       (16,767)
                                                              -----------    -----------
            Total Fixed Assets                                     60,132         69,360
                                                              -----------    -----------

TOTAL ASSETS                                                  $   468,670    $   100,107
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                 $    30,434    $    20,226
        Loans payable, related parties                                 --         93,500
        Accrued officer wages                                          --        158,871
                                                              -----------    -----------
            Total Current Liabilities                              30,434        272,597
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' DEFICIT
        Common stock, 200,000,000 shares authorized, $0.001
            par value; 74,122,064 and 57,326,552 shares
            issued and outstanding, respectively                   74,122         57,326
        Additional paid-in capital                              6,163,166      4,746,493
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (3,936,200)    (3,113,457)
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' DEFICIT                               438,236       (172,490)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   468,670    $   100,107
                                                              ===========    ===========




             The accompanying notes are an integral part of these
                          interim financial statements



APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------


                                                                                                                Period from
                                                                                                               April 16, 2002
                                                     Three Months Ended            Nine Months Ended           (Inception of
                                                          March 31,                     March 31,            Exploration Stage)
                                                ----------------------------    ----------------------------        To
                                                    2006            2005           2006            2005        March 31 2006
                                                 (unaudited)     (unaudited)    (unaudited)     (unaudited)     (unaudited)
                                                ------------    ------------    ------------    ------------    ------------
REVENUES                                        $         --    $         --    $         --    $         --    $         --
                                                ------------    ------------    ------------    ------------    ------------

EXPENSES
     Consulting and professional fees                194,904         142,629         330,258         258,101       1,337,643
     Exploration costs                               146,720         149,888         250,559         414,212       1,997,407
     General and administrative expenses             181,390          43,403         240,994         104,716         719,959
                                                ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                               523,014         335,921         821,811         777,030       4,055,009
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (523,014)       (335,921)       (821,811)       (777,030)     (4,055,009)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                     --              --              --              --        (177,193)
                                                ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                (523,014)       (335,921)       (821,811)       (777,030)     (4,232,202)

INCOME TAXES                                              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS                                            (523,014)       (335,921)       (821,811)       (777,030)     (4,232,202)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)             --            (257)             --             979              --
                                                ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                              $   (523,014)   $   (336,178)   $   (821,811)   $   (776,051)   $ (4,232,202)
                                                ============    ============    ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED      $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED:                           54,543,342      63,701,297      53,080,238      72,937,455
                                                ============    ============    ============    ============




             The accompanying notes are an integral part of these
                          interim financial statements


APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------



                                                                                                 Period from
                                                                                                April 16, 2002
                                                                       Nine Months Ended        (Inception of
                                                                           March 31,          Exploration Stage)
                                                                   --------------------------         To
                                                                       2006          2005       March 31, 2006
                                                                   (unaudited)    (unaudited)    (unaudited)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $  (821,811)   $  (777,030)   $(3,935,268)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
         Depreciation                                                    9,228          7,451         25,995
         Loss on sale of mining equipment                                   --             --        177,193
         Options exercised for services                                 92,500         16,000        255,191
         Stock issued for current expenses                             123,625         80,332        264,541
         Stock issued for officer's wages and services                  36,000             --         38,200
         Stock issued for professional services                             --         68,500        247,060
         Stock issued for exploration costs                             66,000        135,000        711,000
         Expenses paid on behalf of Company                                 --             --         42,610
    Decrease (increase) in:                                                 --
       Prepaid expenses                                                    680          3,420         (1,600)
       Advances and loans receivable                                    (2,500)       (25,000)       (27,500)
    Increase (decrease) in:                                                 --
       Accounts payable                                                 10,208         16,768         14,954
       Accrued expenses                                                     --             --         87,693
       Loans payable - related parties                                      --         31,004         95,798
                                                                   -----------    -----------    -----------
Net cash used by operating activities                                 (486,070)      (443,555)    (2,004,133)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                --        (23,636)       (86,127)
                                                                   -----------    -----------    -----------
Net cash used by investing activities                                       --        (23,636)       (86,127)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payment of) related party loans                      --             --         57,733
    Proceeds from borrowings                                                --             --         84,937
    Proceeds from subscription receivable                                   --             --         25,000
    Proceeds from sale of common stock                                 860,344         95,991      2,300,533
                                                                   -----------    -----------    -----------
Net cash provided  by financing activities                             860,344         95,991      2,468,203
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                        374,274       (371,200)       377,943

Other comprehensive income (loss) - Foreign currency translation            --            979             --

Cash, beginning of period                                                5,164        375,385          1,496
                                                                   -----------    -----------    -----------

Cash, end of period                                                $   379,439    $     5,164    $   379,439
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:                                         --

    Interest paid                                                  $        --    $        --    $        --
                                                                   ===========    ===========    ===========
    Income taxes paid                                              $        --    $        --    $        --
                                                                   ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Stock issued for accrued wages                                 $   126,000    $        --    $   126,000
    Note receivable from sale of mining equipment                  $        --    $        --    $    45,000




             The accompanying notes are an integral part of these
                          interim financial statements

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2006
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

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

The Company's fiscal year-end is June 30.


NOTE 2 - ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2006, the Company had a working capital of $378,105, recurring losses, and an accumulated deficit of $5,799,052, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2006
--------------------------------------------------------------------------------

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources including $789,344 during the quarter ending March 31, 2006. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2006
--------------------------------------------------------------------------------

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


NOTE 3 - ADVANCES RECEIVABLE

As of March 31, 2006, the Company has advanced the sum of $25,000 to Pt Metro Astatama. Pt Metro Astatama is a 20% joint venture partner with the Company in the development of the NUP property in Sumatra and the Company expects repayment in the near term. The balance of advances receivable pertain to reimbursable expenses incurred by consultants to the company. This will be repaid in the next quarter.


NOTE 4 - COMMON STOCK

During the nine months ending March 31, 2006, the Company issued 8,964,387 shares of common stock for $860,344, 3,005,000 shares of common stock for services valued at $222,300, and 3,726,125 shares for debt of $285,624. The Company also issued 1,100,000 restricted common shares in connection with the execution of a Joint Venture Agreement on a mineral property in Nevada. The shares of common stock were issued at $0.06 for a total consideration of $66,000.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2006
--------------------------------------------------------------------------------


On June 28, 2005, the Company executed an investment agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing will be required as the Company advances its development of its NUP property in Sumatra, Indonesia and pursues other mining opportunities. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. For the quarter ended December 31, 2005, the Company completed two "Puts" with the Dutchess Private Equities Fund for $100,000. This resulted in the issuance of 1,071,684 common shares.

On January 12, 2006, the Company entered into an agreement with an accredited investor for a private placement sale of restricted 144 common shares. Under the agreement, 5,600,000 shares of restricted 144 common shares would be available for resale at a price of $0.10 per share. Funds in the amount of $560,000 were received in January, 2006.


NOTE 5 - STOCK OPTIONS

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2006
--------------------------------------------------------------------------------



                                                                              Weighted Average
                                                           Number of Shares    Exercise Price
                                                           ----------------   ----------------
Options exercisable at June 30, 2005                             9,350,000    $          0.13

Granted                                                          2,955,000               0.06

Exercised                                                      (5,255,000)               0.06
                                                           ----------------   ---------------

Outstanding at March 31, 2006                                    7,050,000    $          0.09
                                                           ================   ===============


Weighted average fair value of options granted during 2006                    $          0.07
                                                                              ===============



During the nine months ended March 31, 2006, 3,155,000 options were granted, 1,000,000 for $70,000 and 2,155,000 for services amounting to $154,800.

The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock-based compensation. None were applicable in the three months ending March 31, 2006.


NOTE 6 - COMMITMENTS

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


NOTE 7 - SUBSEQUENT EVENTS

On May 4, 2006, the Company filed an S-8, registering Stock Option Plan No. 7, with up to 8,000,000 shares being offered at a price not to exceed $0.15 per share. The plan terminates ten years from the date the Board of Directors adopts the plan.

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

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003. The Company is currently undertaking a further drilling program on the NUP property which is expected to last up to three months.

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

Following up on the estimate of 85,000 tonnes of mineralized material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone. The first vein was intersected early in 2005 and three samples were taken across vein #1 and forwarded to Intertek Lab Services in Jakarta Indonesia. The average of the three samples based on a true width of
6.5 feet was 6.75 grams gold per tonne and 130 grams silver per tonne.

During the quarter ending March 31, 2006 the Company continued drifting on the adit that runs from west to east, for 270 feet and is designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams gold per tonne and 875 grams silver per tonne.

The average width of the mineralized zone ranges from four (4) feet to six and a half (6.5) feet. The mineralized shear zone is well brecciated in some locations and has the appearance of a stock-work texture. The mineralized zone appears to extend at least an additional 500 feet south along the same structure within the NUP property boundary.

Additional sampling was carried out late in December 2005 with samples being sent to Intertek in Jakarta for assay. The average width in the sampled area was
2.5 feet. The channel samples from 3 locations averaged 61.0 grams gold per tonne and 2,553 grams silver per tonne. This was based on a 2.5 foot width wherein mining would prefer a minimum width of 4 feet. Therefore, assuming a wall rock dilution containing no grades, the interpreted grades would be approximately 30 grams gold per tonne and 1,225 grams silver per tonne.

The cross-cut has now reached shaft #4 artisinal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams gold per tonne and 1,350 grams silver per tonne and where hole NUP 03 - #8 intercepted 8.16 grams gold per tonne and 221 grams silver per tonne. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

 When the underground drifting is completed, it is the intention of the Company to survey the adit crosscut and drift, carry out a detailed sampling program and complete mapping of the geology.

Drilling presently underway at the NUP site in Indonesia is expected to extend the mineralized zone to at least 100 meters at depth. The Company plans to drill several holes totaling about 2,000 meters over the next three months in order to determine the depth as well as the length of the mineralized zone.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. All payments due have been made to date with the next payment due September 15, 2006.

On September 22, 2005, the Company signed an Exploration Agreement With Option For Joint Venture on the Beowawe project with Atna Resources Ltd of Vancouver B.C. Canada. Under the terms of the Exploration Agreement, Apolo Gold & Energy will invest approximately $2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. This 2,100 acre Property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

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

The Company intends the commence a drilling program this summer on the Beowawe property in order to test the down dip projections of several steeply dipping quartz veins that cross the property in an east-west direction. A project geologist has been engaged to oversee this work program this summer.

During the quarter ending March 31, 2006, the Company accepted the resignation of its founder and Chairman, President and CEO, Mr. Martial Levasseur, who expressed a desire to retire. Mr. Levasseur has spent over 40 years in the mining industry and has agreed to consult with the Company as requested. Mr. Levasseur was succeeded as Chairman, President and CEO by Mr. Peter Bojtos, P. Eng. an experienced mining executive with over 33 years experience in mining projects around the world. Mr. Bojtos has been an advisor to the Board for the past 3 years and his experience covers all facets of the industry, from exploration through feasibility study stage to mine construction. Mr. Bojtos is a director of several other public resource companies and brings a wealth of international mining experience to the Company.

Under the direction of Mr. Bojtos, a management committee was established consisting of Mr. Bojtos, Robert Dinning, CFO, Secretary and a Director, and Brant Little, an advisor to the Board.

In addition, the Company accepted the resignation of Mr. Rodney Kincaid as a director who advised that his varied business interests no longer allowed sufficient time to attend to the affairs of the Company.

On March 20, 2006, Mr. David Tai Wai Yu, of Hong Kong, joined the Board of Directors of the Company. Mr. Yu is an experienced financial executive with 30 years experience in commodities, foreign exchange and securities. Mr. Yu also took down a private placement of 5,600,000 restricted common shares at $0.10 per share in January 2006. Mr. Yu is actively involved in seeking out resource based opportunities for the Company. Other members of the Board of Directors are Dr. Robert Lee and Glen Kelleway.

At March 31, 2006, the Company had funds on hand of $377,507. These funds are required primarily for two drilling programs to be completed this summer. The NUP drilling program is estimated to cost $100,000 - $125,000 while the Beowawe project will cost in the area of $200,000 for committed work this year.

The Company recognizes that it does not have sufficient funds on hand to finance its operations on an ongoing basis. The Company further recognizes that it is dependent on the ability of its management team to obtain the necessary working capital in order to complete projects started and operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

Results of Operations
---------------------

In the nine months ended March 31, 2006, the Company incurred a loss of $821,811 vs. a loss of $776,051 for the nine months ended March 31, 2005. The loss for the three months ending March 31, 2006 was $523,014 vs. $336,178 for the three months ending March 31, 2005.The main reason losses are higher this year is additional consulting expenses of $72,000 were incurred regarding business development activities pertaining to potential new investments and commission expenses of $80,000 were incurred regarding financing activities. These increases were offset somewhat by a reduction in exploration costs to $250,559 for the nine months ending March 31, 2006 from $414,212 in the nine months ending March 31, 2005. In the period ending March 31, 2005, significant costs were incurred re exploration on the KBU property. This property agreement was terminated in January 2005 and the Company concentrated its exploration efforts on the NUP.

Significant operational changes occurred in the quarter ending March 31, 2006 wherein Mr. Peter Bojtos succeeded Mr. Martial Levasseur as Chairman, President and CEO. This also resulted in changes in the management structure with the formation of a management committee consisting of Mr. Bojtos, Mr. Robert Dinning, CFO and Secretary, and Mr. Brant Little, Advisor to the Board. In addition to this, Mr. David Yu was appointed a director on March 20, 2006. Mr. Yu will be very active in the area of sourcing resource based opportunities throughout the world through close affiliations he has developed throughout his 30 year business career.

During the quarter ending March 31,2006 the Company financings totaling $860,344. These funds were used to retire outstanding debt and to provide working capital for drilling programs being undertaken this summer. The NUP drilling program is already underway and will take up to three months to complete. The Beowawe drilling program is planned for the summer of 2006. The net effect of the financings was to create a positive working capital of $375,000 and to eliminate all debt except current trade payables.

At March 31, 2006 there were 74,122,064 shares outstanding as compared to 60,931,360 shares outstanding at December 31, 2005. In the quarter ending March 31, 2006, there were a total of 13,191,000 shares issued.

The Company has current trade payables of $30,434 but has no other current or long term debt. Loans from directors and related parties were all retired during the quarter ending March 31, 2006.

Cash on hand at March 31, 2006 amounted to $379,439. This resulted primarily from the completion of a private placement of $560,000 and the completion of 5 "Puts" with the Dutchess Private Equity Fund for $229,000. The Company is aware that additional financing will be required as it plans to carries out its two planned drilling programs over the next six months. The Company must spend about $200,000 by November 2006 regarding its Beowawe property in Nevada and will require between $100,000 and $150,000 for its NUP property in Sumatra, Indonesia. While management intends to seek additional financing there is no assurance that additional funding will be successfully completed.

The Company terminated its agreement regarding the KBU property (which adjoins the NUP), on January 10, 2005 and this has resulted in reduced operating expenses in Sumatra. The Company is currently into its planned spring drilling program on the NUP and anticipates having definitive results on its program in the next several months regarding its program for the next year.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra and Beowawe Nevada properties. There are approximately 15 people currently working on the NUP property in Sumatra while the Beowawe project has not yet started.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On June 28, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. To date, the Company has completed five "Puts" for net proceeds of $229,344. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. These completed "Puts" resulted in the issuance of 2,364,387 common shares.

During the quarter ending March 31, 2006, the Company completed a private placement of 5,600,000 restricted common shares to an accredited investor at $0.10 per share for total proceeds of $560,000. These shares are restricted and subject to resale under rule 144. The funds will be available for drilling or investment in potential oil and gas opportunities that may arise and for reduction of current liabilities.

The Company at May 8, 2006 had 74,222,064 shares outstanding.

The Company has sufficient cash, $379,439, at the present time to continue its program a drilling program for its two properties - NUP and Beowawe - over the next six months. It will require additional funds in the future for additional drilling, exploration and pursuit of additional properties, and these expenditures will have to be funded from either additional private placements or additional "Puts" or both. There is no assurance that management will be successful in completing additional financings if required.

Inflation has not been a factor during the three months ending March 31, 2006.


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


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities: During the fiscal quarter ended March 31, 2006, the Company issued 650,000 common shares under its Stock Option Plan and S-8 registration statement to two consultants. The average was $0.09 per share for the 650,000 shares. The Company also issued 2,276,125 unregistered common shares at prices between $0.06 per share and $0.10 per share to four parties.

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

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None.

Item 5. - Other Information:  None

Item 6. - Exhibits and Reports on Form 8-K:

     A.   Exhibits

     3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration filed October 25, 1999)
     3.2 By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005
     3.3 Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.
     4.1 Dutchess Private Equity Fund, II, L.P. Investment Agreement dated October 18, 2005
     4.2  Dutchess Registration Rights Agreement dated October 18, 2005
     10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002)
     10.2 KBU ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
     10.3 Addendum to KBU ACQUISITION AGREEMENT(Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
     10.4 Letter of Intent with Atna Resources Ltd dated August 19, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on August 31, 2005)
     10.5 McKnight Finders Fee Agreement dated August 22, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on August
          31, 2005)
     10.6 Exploration and Option to Joint Venture Agreement (Incorporated by reference from Current Report on Form 8-K filed on September 27, 2005)
     14 Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.


     B. Reports on Form 8-K: The Company filed Current Reports on Form 8-K on January 26, 2006, February 1, 2006 and March 24, 2006.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: May 11, 2006


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary