Form 10KSB
period 2006-06-30
APOLO GOLD & ENERGY INC.
filed 2006-09-28
CIK 1040721

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
     1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006 OR

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
                                      Yes   X   No
                                   ---     ---

State issuer's revenues for most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 42,073,079 shares) based on the average bid and asked price as of September 15,2006 being $.08 per share: $3,365,846.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,312,064 shares of Common Stock as of September 15, 2006.

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

After incorporation in 1997 the Company focused on precious metals opportunities in Latin and South America. Shortly thereafter the Company formed a subsidiary,
Compania Minera Apologold, C.A. a corporation, and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A.
in Caracas Venezuela, to acquire the diamond and gold mining concession in
Southern Venezuela known as Codsa 13, located in the Gran Sabana Autonomous
Municipality, State of Bolivar, Venezuela. The agreement on CODSA 13 was amended on April 19, 2001, tested until July 31, 2001 and subsequently cancelled in
August 2001 because of poor testing results. The subsidiary company in Venezuela has been inactive since 2001 and there are no plans to reactivate it.

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

The "NUP" is 733.9 hectares in size and Apolo has an 80% interest. These claims are owned privately by citizens of Indonesia and are not crown granted claims.
Apolo is entitled to recover all of its development costs on the "NUP" including property payments before the partner with 20% can participate. The property owner has worked very closely with Apolo management in regard to development of the property and his assistance continues to be invaluable.

The total purchase price for "NUP" is $375,000. To date the Company has made payments amounting to $250,000 on the property, with a balance remaining of
$125,000. The Company is obligated to make semi-annual payments in March and
September each year of $25,000 payment until the balance owing is retired. There are no payments outstanding at this time.

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
Bojtos issued a report in December 2002 that confirmed existing recommendations for drilling. Mr. Bojtos on February 1, 2006 was appointed Chairman, CEO,
President and a director of the Company.

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

During the past year, the Company worked extensively on an underground adit that runs from west to east for 270 feet and was designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted #1 vein, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of three sample units was 13.47 gold g/t and 875 silver g/t. The six channel samples averaged 4.11 gold g/t and 99 silver g/t.

In January 2006, the Company reported testing results from channel samples taken underground. The samples were taken at 47 meters to 55 meters along the drift.
The average width between 49 meters and 55 meters is 2.5 feet. Mining would require a minimum width of 5 feet. Thus, assuming a wall rock dilution containing no grades, the interpreted grades would be approximately 30 grams/t gold and 1,225 grams/t silver on a mineable width.

The Company continues to cross-cut to the east to intercept the #2 vein. The cross cut has now reached shaft #4 artisinal mining area where previous drilling in NUP-03-#3 intercepted two meters of 64.6 grams/t gold and 221.5 grams/t silver. Both of these intercepts were 150 feet below the surface. Veins #1 and
#2 are about 10 meters apart. These assays reflect the high grade nature of the vein.

The Company commenced a drilling program in late spring of 2006. The program calls for a minimum of 10 holes, all south of the existing adit on the property.
As of September 15,2006, five holes have been undertaken and the Company is awaiting assay results from hole #4 and #5. The first three holes were inconclusive because of drilling malfunctions. The drilling program is expected to be completed in the fall.

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

The Company conducted extensive testing and exploration on the KBU during 2004, and spent approximately $250,000 including property payments, on this site. On
January 10, 2005, the Company advised its partner that it was terminating the agreement and abandoning the KBU property as its testing results were deemed to be unsatisfactory. Under the terms of the agreement, Pt Metro Astatama in turn advised Pt Karya Bukit Utama of the decision to terminate.

The Company continues to focus on the development of NUP and is currently conducting a drilling program of up to 10 holes on the property.

Operations

The Company employs approximately 10 people locally at the mine site near Bandar
Lampung, Sumatra. All of these workers are paid the local rate for their services. As well, the Company has a mining consultant working full time at the mine site who offers special mechanical, structural, welding, and general operating skills not found locally. Management of the overall project is under the direction of the Mining Consultant. The drilling program is being directed by Martial Levasseur, a former officer and director of the Company with the assistance of a local Geologist.

The Company's head office is at 101 Convention Center Drive, Ste 700, Las Vegas,
NV. Administrative headquarters are located in Vancouver B.C. where the Company leases space at #1209-409 Granville St. V6C 1T2. The Company also maintains an office in Bandar Lampung, Sumatra.

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

     7.   There are currently 74,312,064 common shares outstanding at September
          15, 2006 out of a total authorized capital of 200,000,000 shares.
          There are 125,687,936 shares of the Company unissued. The Board of
          Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes.
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

Company's Office

The Company's head office is at 101 Convention Center Drive, Ste 700, Las Vegas,
NV and its administrative offices are at #1209-409 Granville St, Vancouver, BC,
Canada V6C 1T2. Its telephone number is 604-687-4150. The Company also maintains an office in Bandar Lampung, Sumatra, Indonesia.

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

On December 10, 2003, the Company and its 20% partner, PT Metro Astatama, acquired the mining rights to a gold/silver property from Pt Karya Bukit Utama of Bandar Lampung, Sumatra. This property is directly adjoining the "NUP"
property above and consists of a total of 933.3 hectares over two KP's. As indicated above, work on this property ceased pursuant to Notice to Terminate
Agreement issued to Pt. Metro Astatama on January 10, 2005 after poor testing results.

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None

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

        Quarter Ended     High Bid           Low Bid
        -------------     --------           -------
        Sept 30, 2005       $0.09             $0.07
        Dec  31, 2005       $0.08             $0.07
        March 31,2006       $0.12             $0.11
        June 30, 2006       $0.09             $0.09

As of August 29,2006, there were 48 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. As of August 28, 2006, there are
50,707,132 shares in broker/dealer accounts.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

During the fiscal year the Company has adopted a 2006 Stock Option Plan - #7, duly approved on January 24, 2006 by the Board of Directors. The Plan provides that the Board shall exercise its discretion in awarding options under the Plan, not to exceed 8,000,000 shares. The directors authorized options of 1,500,000 to
Peter Bojtos, and 1,000,000 each to Robert Dinning and advisor to the board,
Brant Little.

The Company still has outstanding options from previous plans adopted.

In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. At the present time there are still 1,000,000 options outstanding and they are held by two directors. Mr. Dinning, a director, has 700,000 stock options, Mr. Kelleway, a director, has 300,000. Mr. Kelleway's option is at
$0.08 per share while the option of Mr. Dinning is at $0.14 per share.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. At the present time there are still 300,000 options outstanding and they are held by two directors, being Robert Lee for 200,000 and Robert Dinning for 100,000 shares. The price on these options was $0.09 per share.

In December, 2002, Stock Option Plan #3 was created for 7,500,000 shares. At the present time there are still 250,000 options outstanding and they are held by
Mr. Brant Little, consultant. The price on these options was $0.054 per share.

In September, 2003, Stock Option Plan #4 was created for 10,000,000 shares. All shares in this plan have been exercised. The price on these options was $0.06 per share.

In June, 2004, Stock Option Plan #5 was created for 5,000,000 shares. At the present time, there are still 3,500,000 options outstanding and they are held by
Mr. Dinning, 1,000,000, and the balance is held by Mr. Little. The price for Mr.
Dinning is $0.16 while the options for Mr. Little are at $0.08 per share.

In May, 2005, Stock Option Plan #6 was approved by shareholders at a general shareholders meeting,who also approved the issuance of 2,000,000 stock options to Mr. Dinning at $0.08 per share.

In May, 2006, Stock Option Plan #7 was created for 8,000,000 shares. Options were granted to Peter Bojtos, 1,500,000 options, Robert Dinning, 1,000,000,
Brant Little, advisor to the board, 1,000,000 and Robert Lee Jr. 500,000 options. The price for the above options is $0.08 per share.

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

Equity compensation plans
approved by security            2,000,000                  0.09              0
holders

Equity compensation plans
not approved by security        9,050,000                  0.11          3,975,000
holders

Total                          11,050,000                  0.11          3,975,000

The directors in total, hold 6,800,000 of the outstanding options of
11,050,000 at June 30, 2006 and a consultant, and an advisor to the board hold the remaining 4,250,000 options.

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

The terms of the Napal Gold Property call for a total payment of $375,000 US over a six-year period of which a total of $250,000 have been made to date.
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

In the summer of 2002 the Company conducted mapping and sampling on 12 trenches for a total of 1,189 meters (3,900 ft). This was followed up with a drilling project of 500 meters (1,640 ft). Sampling results indicated a large area of good anomalous gold-silver and many lenses of high-grade gold and silver. Over the past 15 years, other companies have carried out drilling of 36 holes totaling 10,000 feet on this property. With the additional work done in the spring and summer of 2003, there are now 43 trenches completed averaging 3 feet wide, 12 feet deep for a total of 12,000 feet of trenching. There were also in excess of 2,000 rock samples sent out for analysis. All trenches, drill holes, and rock samples are from a 5 hectare area on the "NUP" property.

As a result of the work program into the fall of 2003, the Company identified a high-grade zone of about 80,000 tons of gold-silver mineralization which showed in excess of 7 grams gold per ton and in excess of 160 grams of silver per ton.
On December 10, 2003, the Company, and its partner, PT Metro Astatama, acquired the mining rights to a property directly adjoining the "NUP" property known as the "KBU" property. The property mining rights were acquired from PT Karya Bukit
Utama for a down payment of $50,000 plus a payment schedule of $500,000 per year until the balance is retired. On July 14, 2004, an amendment was executed whereby the June 30 and December 15, 2004 payments totaling $400,000 were amended to monthly payments up to February 15, 2005 totaling $400,000. Property payments of $185,000 were made up to December 31, 2004 and on January 10, 2005, the Company advised its partner, Pt Metro Astatama, that it was terminating the agreement under terms of the Agreement.

In February, 2005, the Company signed a Letter of Intent with Balmoral Companies of Dublin Ohio wherein Apolo Gold & Energy acquired a 22% interest in the rights to an oil property located in Kazakhstan. When this agreement was executed, it was the Company's intention to arrange financing and develop the property in
Kazakhstan known as "2D in BOZINGEN 28. Blok" near the town of Kizilorda,
Kazakhstan. As part of any financing, and as a condition of its agreement with
Profit Company Limited, it was necessary that Profit Limited Company provide technical data to Apolo Gold & Energy Inc. This was not forthcoming and the
Company advised Profit Company Limited it was terminating the agreement.

On June 28, 2005, the Company executed an Investment Agreement with Dutchess
Private Equities Fund, II, LP for up to $10,000,000 in equity financing. Equity financing is required as the Company advances its development of its NUP property in Sumatra, Indonesia and pursues other mining opportunities. The contemplated financing required a registration statement which was filed and went effective October 31, 2005 with Dutchess Private Equities Fund, II,LP.
Funding in the amount $229,344 was completed during the period the SB2 was effective and on July 17, 2006, the Company terminated the financing arrangement with Dutchess Private Equities Fund and filed a Registration Withdrawal
Statement with the SEC.

On August 19, 2005, the Company signed a Letter of Intent with Atna Resources
Ltd of Vancouver BC, Canada regarding the Beowawe Project in Nevada. Under the terms of the Letter of Intent, Apolo Gold & Energy will invest approximately
$2,200,000 over a four year period to earn a 55% interest. Should Apolo undertake a bankable feasibility study, its interest will increase to 70%. Under terms of the Letter of Intent, Apolo had a 30 day window to conduct a preliminary review of data and visit the property to satisfy itself of the viability of proceeding with the project. Following this, the Company entered into a Joint Venture Agreement with Atna Resources Ltd on September 21, 2005.
The Company issued 100,000 restricted common shares to Atna Resources Ltd on
November 17, 2005 as part of the Joint Venture Agreement. The program requires the Company to spend a minimum of $250,000 in the first year of a four year exploration program. The second year program calls for $350,000, the third year calls for $450,000 and the fourth year calls for $650,000.

The Company hired a consulting geologist who has created a work program for the first year of drilling on Beowawe property. The Company expects to complete its first year of drilling by the end of October 2006.

The Company intends to raise additional capital in order to ensure it has the resources to execute its plans for exploration as outlined above. The Company is exploring loans, equity and joint ventures as possible alternatives. There is no assurance that said funds can be obtained for the program.

The Company recognizes it may not have sufficient funds to carry out its proposed programs and there is no assurance that the necessary funds required will be acquired.

On July 19, 2006 the Company entered into a Memorandum of Understanding with
Yingchang Gold Ore of Pingwu, Sichuan, China. Under terms of the Understanding, the Company will have a 90 day period to review mining data and conduct whatever testing it feels necessary in order to assess the potential of the property. The property is located 100 miles north fo Chengdu, the capital of Sichuan. The concession is 8.5 kilometers in length and was discovered in 1993 with operations commencing in 2004. Yingchang advises that production in 2004 amounted to one tonne of gold and in 2005 production amounted to three tones of gold. Each tonne contains approximately 32,000 ounces of gold.

SRK Consulting of Lakewood Colorado have been hired to carry out a preliminary study on the property and one of their consultants has already visited the property.

Results of Operations - Period From July 01, 2005 to June 30, 2006

REVENUES: The Company had no revenues in the past fiscal year as it focused on continued exploration of the adit on NUP by completing necessary testing, including trenching, sampling, and preparation for further drilling.

During the fiscal year ending June 30, 2006 the Company had exploration costs of $401,981 as compared to $487,108 the previous year. This covered exploration costs on NUP, Beowawe and costs pertaining to analysis of a property in Sichuan
Province in China. This included the cost of all consultants engaged regarding the development of the properties, all property payments, underground adit costs, and the cost of trenching, mapping, drilling, and labour costs, etc.

EXPENSES: During the year ending June 30 2006, the Company incurred total expenses of $1,404,004, compared to $1,018,390 the previous year.

These expenses were all related to exploration costs re the Napal Gold Property in Indonesia, the Beowawe Property in Nevada and expenses incurred to date regarding the Memorandum of Understanding signed with Guangxi Taifu Gold Mining
Ltd, in Pingwu County of Sichuan Province, Peoples Republic of China. Subsequent
to the year end, the Company engaged the services of SRK Consulting (U.S.) Inc of Lakewood Colorado to review and comment on current heap leach operations currently being performed by Guangxi Taifu Gold Mining Ltd. This review will encompass a review of geology, mining, heap leaching, environmental, infrastructure and safety, and recommendations.

Consulting and professional fees were $277,565 compared to $377,235 the previous year.

Stock compenstion expense was $381,340 in 2006 as compared to $0 in 2005.

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

                                       10

Cash on hand at June 30, 2006 was $197,177 compared to $3,467 in 2005 and the
Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. Loans and advances are fully secured and the Company expects these to be settled in the near future.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from a shareholders of the Company. During the past year, the
Company negotiated the settlement of $285,625 in accrued expenses and loans payable to related parties. These loans have all been converted to common stock, resulting in a significant improvement in the liquidity position of the Company compared to June 30, 2005.

At September 15, 2006, the Company had 74,312,064 shares of common stock
Outstanding, and has raised total capital to date of approximately $ 6,500,000.

During the year, the Company raised a total of $859,344 by way of sale of common stock. In comparison, a total of $90,991 was raised the previous year.
The funds assisted in the underground development of the adit on the NUP property, exploration on Beowawe in Nevada, and commencement of work on Sichuan property in China.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2006.
While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

                                       11

Item 7. Financial Statements.

                            APOLO GOLD & ENERGY, INC.

                                TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                       F-1

FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                  F-2

         Consolidated Statements of Operations                        F-3

         Consolidated Statement of Stockholders' Equity (Deficit)     F-4

         Consolidated Statements of Cash Flows                        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8

Board of Directors
Apolo Gold & Energy, Inc.
Vancouver, British Columbia
CANADA

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Apolo Gold &
Energy, Inc. (formerly known as Apolo Gold, Inc.), an expoloration stage company and Nevada corporation, as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity
(deficit) for the years then ended and for the period from April 16, 2002
(inception of exploration stage) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold & Energy,
Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from April 16, 2002
(inception of exploration stage) through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues and limited cash. In addition, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
--------------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 27, 2006

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------

                                                                  June 30,       June 30,
ASSETS                                                              2006          2005
                                                                -----------    -----------
     CURRENT ASSETS
        Cash                                                    $   197,177    $     3,467
        Security deposit                                              4,955             --
        Loans and advances receivable                                28,500         25,000
        Prepaid expenses                                                 --          2,280
                                                                -----------    -----------
           Total Current Assets                                     230,632         30,747
                                                                -----------    -----------

     FIXED ASSETS
        Mining equipment                                             95,174         86,127
        Less accumulated depreciation                               (30,077)       (16,767)
                                                                -----------    -----------
                                                                     65,097         69,360
                                                                -----------    -----------

TOTAL ASSETS                                                    $   295,729    $   100,107
                                                                ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                   $    26,964    $    20,226
        Accrued expenses                                                 --         93,500
        Loans payable, related parties                               20,450        158,871
                                                                -----------    -----------
           Total Current Liabilities                                 47,414        272,597
                                                                -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                       --             --
                                                                -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, 25,000,000 shares authorized, $0.001
           par value, none issued                                        --             --
        Common stock, 200,000,000 shares authorized, $0.001
           par value; 74,222,064 and 57,326,552 shares
           issued and outstanding, respectively                      74,222         57,326
        Additional paid-in capital                                6,554,406      4,746,493
        Accumulated deficit prior to exploration stage           (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage             (4,517,461)    (3,113,457)
                                                                -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        248,315       (172,490)
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   295,729    $   100,107
                                                                ===========    ===========

    The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                                                                           Period from
                                                                                          April 16, 2002
                                                                                          (Inception of
                                                            Year Ended     Year Ended    Exploration Stage)
                                                              June 30,       June 30,        Through
                                                               2006            2005        June 30, 2006
                                                           ------------    ------------    ------------
REVENUES                                                   $         --    $         --    $         --
                                                           ------------    ------------    ------------
EXPENSES
     Consulting and professional fees                           277,565         377,235       1,149,596
     Exploration costs                                          401,981         487,108       2,044,990
     Stock compensation                                         381,340              --         381,340
     General and administrative expenses                        343,118         154,047         764,342
                                                           ------------    ------------    ------------
        TOTAL EXPENSES                                        1,404,004       1,018,390       4,340,268
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (1,404,004)     (1,018,390)     (4,340,268)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --        (177,193)
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (1,404,004)     (1,018,390)     (4,517,461)

INCOME TAXES                                                         --              --              --
                                                           ------------    ------------    ------------

NET LOSS                                                   $ (1,404,004)   $ (1,018,390)   $ (4,517,461)
                                                           ============    ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED:                     $      (0.02)   $      (0.02)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     66,364,822      54,112,853
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                            Common Stock                                       Accumulated     Accumulated   Accumulated     Total
                                                       ----------------------     Additional                  Deficit Prior   Deficit During    Other      Stockholders'
                                                         Number                     Paid-in     Subscription to Exploration    Exploration   Comprehensive   Equity
                                                        of Shares    Amount         Capital      Receivable      Stage           Stage         Income       (Deficit)
                                                       ----------------------    -------------  ------------ ---------------  -------------  ------------- ------------
Balance, June 30, 2001                                 18,654,580   $  18,654    $   1,265,282    $     -    $ (1,634,303)  $           -     $       -     $ (350,367)

Issuance of common stock for services at an
    average of $0.05 per share                          2,300,000       2,300          112,700          -               -               -             -        115,000

Cancellation of stock used as payment for debt         (3,000,000)     (3,000)         (32,000)         -               -               -             -        (35,000)

Options exercised as payment for services
   at $0.05 per share                                     700,000         700           34,300          -               -               -             -         35,000

Issuance of common stock for debt retirement
   at $0.15 per share                                   4,421,282       4,422          658,771          -               -               -             -        663,193

Issuance of stock for mining rights                     3,000,000       3,000          327,000          -               -               -             -        330,000

Options exercised at $0.07 per common share             2,000,000       2,000          138,000    (70,000)              -               -             -         70,000

Options exercised as payment for services at
   $0.11 per common share                                  20,000          20            2,180          -               -               -             -          2,200

Net loss for the year ended June 30, 2002                       -           -                -          -        (228,549)       (575,370)            -       (803,919)
                                                       -----------  ----------  ---------------  ---------   -------------  --------------  ------------  -------------
Balance, June 30, 2002                                 28,095,862      28,096        2,506,233    (70,000)     (1,862,852)       (575,370)            -         26,107

Options exercised as payment for services at $0.09
   per common share                                       500,000         500           44,500          -               -               -             -         45,000

Subscriptions received                                          -           -                -     70,000               -               -             -         70,000

Options exercised as payment for services at $0.05
   per common share                                     1,300,000       1,300           67,700          -               -               -             -         69,000

Options exercised for cash of $150,000 and services
   at $0.06 per share                                   3,400,000       3,400          201,600          -               -               -             -        205,000

Options exercised as payment of legal services at
   $0.04 per common share                                  39,000          39            1,521          -               -               -             -          1,560
                                                       -----------  ----------  ---------------  ---------   -------------  --------------  ------------  -------------
Balance Forward                                        33,334,862    $ 33,335   $    2,821,554   $      -    $ (1,862,852)  $    (575,370)  $         -   $    416,667

   The accompanying notes are an integral part of these financial statements

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                             Common Stock                                     Accumulated      Accumulated   Accumulated     Total
                                                        ----------------------    Additional                  Deficit Prior   Deficit During    Other      Stockholders'
                                                          Number                    Paid-in    Subscription  to Exploration    Exploration   Comprehensive   Equity
                                                         of Shares    Amount        Capital     Receivable      Stage           Stage          Income       (Deficit)
                                                        ----------------------   ------------  ------------ ---------------  -------------  ------------- ------------
Balance Forward                                         33,334,862 $    33,335    2,821,554    $         -    $(1,862,852)  $   (575,370)   $      -     $  416,667

Issuance of stock for services at $0.08 per share          600,000        600        47,400              -              -              -           -         48,000

Issuance of stock for debt at $0.06 per common
   share                                                 2,348,615      2,348       138,568              -              -              -           -        140,916

Options exercised for cash at$0.045 per common
   share                                                 1,111,112      1,111        48,889              -              -              -           -         50,000

Options exercised at $0.05 per share for
   subscription receivable                                 500,000        500        24,500        (25,000)             -              -           -              -

Options exercised as payment for services at
   $0.05 per share                                         400,000        400        19,600              -              -              -           -         20,000

Net loss for the year ended June 30, 2003                        -          -             -              -              -        (730,997)         -       (730,997)

Foreign currency translation gain                                -          -             -              -              -              -         682            682
                                                        ----------  ---------  ------------     ----------    -----------      -----------  ---------   -  -----------
Balance, June 30, 2003                                  38,294,589    38,294      3,100,511        (25,000)    (1,862,852)     (1,306,367)       682        (54,732)

Options exercised as payment for services at $0.05
   per share                                               525,000       525        26,875               -              -              -           -          27,400

Stock subscription paid                                          -         -             -          25,000              -              -           -          25,000

Options exercised at $0.06 per share                    11,125,000    11,125       696,375               -              -              -           -         707,500

Issuance of stock for services at $0.20 per share           25,000        25         4,975               -              -              -           -           5,000

Issuance of stock for property acquisition at
  $0.16 per share                                        1,000,000     1,000       159,000               -              -              -           -         160,000

Stock issued for cash  at $0.30 per share                1,000,000     1,000       299,000               -              -              -           -         300,000

Net loss for the year ended June 30, 2004                        -         -             -               -              -       (788,700)          -        (788,700)

Foreign currency translation gain (loss)                         -         -             -               -              -              -        (682)           (682)
                                                        ----------  ---------  ------------     ----------     -----------     -----------  ---------   -  -----------
Balance, June 30, 2004                                  51,969,589    51,969      4,286,736              -     (1,862,852)     (2,095,067)         -         380,786

Options exercised at an average of $0.11 per share         859,000        859        90,132              -              -              -           -          90,991

Issuance of stock for debt at $0.07 per share            1,088,075      1,088        79,245              -              -              -           -          80,333

Issuance of stock for property acquisition at $0.09
  per share                                              1,500,000      1,500       133,500              -              -              -           -         135,000

Issuance of stock for services at $0.09 per share          150,000        150        13,350              -              -              -           -          13,500

Issuance of stock for services at $0.20 per share           50,000         50         9,950              -              -              -           -          10,000

Options exercised as payment for services at $0.08       1,709,888      1,710       133,580              -              -              -           -         135,290

Net loss for the year ended June 30, 2005                        -          -             -              -              -      (1,018,390)         -      (1,018,390)
                                                        ----------  ---------  ------------     ----------     -----------     -----------  ---------   -  -----------
Balance, June 30, 2005                                  57,326,552  $  57,326  $   4,746,493    $        -     $(1,862,852)    $(3,113,457) $      -     $  (172,490)

    The accompanying notes are an integral part of these financial statements

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                     Common Stock                            Accumulated     Accumulated    Accumulated      Total
                                                                 ----------------------     Additional      Deficit Prior   Deficit During    Other       Stockholders'
                                                                  Number                      Paid-in       to Exploration  Exploration    Comprehensive    Equity
                                                                 of Shares     Amount         Capital          Stage           Stage         Income        (Deficit)
                                                                 -----------------------    -----------     --------------  --------------  ------------- ------------
Balance Forward - June 30, 2005                                  57,326,552   $  57,326      $4,746,493     $(1,862,852)    $(3,113,457)    $         -   $ (172,490)

Issuance of stock for services at $0.06 per share                 1,805,000       1,805         116,695               -               -               -       118,500

Issuance of stock for property acquisition at $0.16 per share     1,100,000       1,100          64,900               -               -               -        66,000

Options exercised for cash at $0.07 per common share              1,000,000       1,000          69,000               -               -               -        70,000

Options exercised as payment for services from $0.07 to $0.10
   per share common share                                         1,300,000       1,300         112,700               -               -               -       114,000

Stock issued for cash at $0.10 per share                          5,600,000       5,600         554,400               -               -               -       560,000

Issuance of stock for debt from $0.06 to $0.10 per share          3,726,125       3,726         281,899               -               -               -       285,625

Stock issued for cash from $0.09 to $0.105 per share              2,364,387       2,365         226,979               -               -               -       229,344

Stock options granted                                                     -           -         381,340               -               -               -       381,340

Net loss for the year ended June 30, 2006                                 -           -               -               -      (1,404,004)              -    (1,404,004)
                                                               -------------  ----------   ------------    -------------   -------------  -------------  -------------

Balance, June 30, 2006                                           74,222,064   $   74,222   $  6,554,406      (1,862,852)   $ (4,517,461)  $           -  $     248,315
                                                               =============  ===========  ============    =============   =============  =============  =============

    The accompanying notes are an integral part of these financial statements

APOLO GOLD  ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------

                                                                                          Period from
                                                                                         April 16, 2002
                                                                                          (Inception of
                                                               Year            Year      Exploration Stage)
                                                              Ended           Ended          Through
                                                           June 30, 2006  June 30, 2005    June 30, 2006
                                                           -------------  ------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(1,404,004)   $(1,018,390)   $    (4,517,461)
    Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                         13,310         12,303             30,077
           Loss on sale of mining equipment                         --             --            177,193
           Options exercised for services                      114,000        135,291            276,691
           Stock issued for current debt                       285,625             --            426,541
           Stock issued for officer's wages and services       118,500             --            120,700
           Stock issued for professional services                   --         23,500            247,060
           Stock issued for exploration costs                   66,000        135,000            711,000
           Stock options granted                               381,340             --            381,340
           Expenses paid on behalf of Company                       --             --             42,610
    Decrease (increase) in:
        Prepaid expenses                                         2,280          4,560                 --
        Security deposits                                       (4,955)            --             (4,955)
        Loans and advance receivable                            (3,500)       (25,000)           (28,500)
    Increase (decrease) in:
        Accounts payable                                         6,738         (5,970)            11,484
        Accrued expenses                                       (93,500)        88,958             (5,807)
        Accrued payables, related parties                     (138,421)       101,138            (42,623)
                                                           -----------    -----------    ---------------
Net cash (used) by operating activities                       (656,587)      (548,610)        (2,174,650)
                                                           -----------    -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                    (9,047)       (23,636)           (95,174)
                                                           -----------    -----------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from related party loans                           --         24,400             57,733
    Proceeds from borrowings                                        --         84,937             84,937
    Proceed from subscription receivable                            --             --             25,000
    Proceeds from sale of common stock                         859,344         90,991          2,297,835
                                                           -----------    -----------    ---------------
Net cash provided  by financing activities                     859,344        200,328          2,465,505
                                                           -----------    -----------    ---------------

NET INCREASE (DECREASE) IN CASH                                193,710       (371,918)           195,681

Cash, beginning of year                                          3,467        375,385              1,496
                                                           -----------    -----------    ---------------

Cash, end of year                                          $   197,177    $     3,467    $       197,177
                                                           ===========    ===========    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Note receivable from sale of mining equipment          $        --    $        --    $        45,000

    The accompanying notes are an integral part of these financial statements

APOLO GOLD  ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold  Energy, Inc. formerly known as Apolo Gold, Inc. (hereinafter "the
Company") was incorporated in March of 1997 under the laws of the State of
Nevada primarily for the purpose of acquiring and developing mineral properties.
The Company conducts operations primarily from its administrative offices in
Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary had no financial transactions during the years ended June 30, 2006 and 2005.

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

APOLO GOLD  ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in
Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account, which is maintained in United States dollars has an uninsured balance of $44,800.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2006 and 2005, the
Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
146.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

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

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of
$1,404,004 for the year ended June 30, 2006 and has an accumulated deficit of
$6,380,313 since inception of the Company. The Company currently has no operating mining properties, has no revenues, and has limited cash resources.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The
Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. As of June 30, 2006 and 2005, no impairment was deemed necessary.

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

At June 30, 2006, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $2,105,000 principally arising from approximate net operating loss carry forward of $6,380,000 for income tax purposes, which expire in the years 2015 through 2026. As management of the
Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2006 and June 30, 2005 were as follows:

APOLO GOLD  ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

                                                  June 30, 2006    June 30, 2005
                                                   -----------      -----------
Net operating loss carry forward                   $ 6,380,000      $ 5,000,000
                                                   ===========      ===========

Deferred tax asset                                 $ 2,105,000      $ 1,650,000
Deferred tax asset valuation allowance             $(2,105,000)     $(1,650,000)
                                                   -----------      -----------
 Net deferred tax asset                            $        --      $        --
                                                   ===========      ===========

The change in the allowance account from June 30, 2005 to June 30, 2006 was
$455,000.

Reclamation Costs
-----------------
Although Venezuela requires that a bond be posted prior to depletion of mineral reserves, the Company elected not to post a bond for its Venezuelan property, which was subsequently abandoned. Management is confident that there is no further liability related to this site.

Recent Accounting Pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 156, "Accounting for Servicing of Financial
Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under
Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
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
Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 154, "Accounting Changes and Error
Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles
Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting
Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion
No. 28". SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company's financial position, results of operations, or cash flows.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

Stock Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board issued a revision to
Statement of Financial Accounting Standards No. 123R, "Accounting for Stock
Based Compensations (SFAS No. 123)." This statement supersedes APB Opinion No.
25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in
Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to
AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock
Ownership Plans." As of June 30, 2006, the Company recognized $381,340 in stock compensation expense.

Until the Company was required to adopt SFAS No. 123 (R) in January 2006, the
Company accounted for stock issued for compensation in accordance with APB 25,
"Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with Statement of Financial Accounting Standards No.
123(R), "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein. See Note 7.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

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

As of June 30, 2006, in accordance with the aforementioned agreement, the
Company had paid $225,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000.

On December 12, 2003, the Company executed an agreement with PT Metro Astatama to acquire certain property rights in Southern Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments of $2,500,000 and
3,000,000 shares of the Company's restricted common stock, the Company will receive 933 hectares with production permit numbers KP-96PP0082 and KP-96PP0083 in place. The Company will assume all rights previously granted to PT Metro and will acquire an 80% net profits interest, while PT Metro retains the remaining
20%. This agreement was terminated January 10, 2005.

As of June 30, 2006, in accordance with the aforementioned agreement, the
Company had paid $300,000 in cash, and issued 1,000,000 shares of its common stock, with a fair market value of $200,000 at the time of issuance.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

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

Depreciation expense for the year ended June 30, 2006 and 2005 was $13,310 and
$12,303 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - PREFERRED STOCK

The Company's directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of June 30, 2006 and 2005, the Company has
no shares issued and outstanding.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 150, "Accounting for Certain Financial
Instruments with Characteristics of Both Liabilities and Equity" (hereinafter
"SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no current effect on the Company's financial statements.

During the year ended June 30, 2006, options to purchase 1,000,000 shares of common stock for cash of $70,000 at a price of $0.07 were exercised. In addition, 5,600,000 common shares were purchased at $0.10 per share for cash of
$560,000. A total of 2,364,387 common shares were sold pursuant to the registration statement at an average price of $0.97 per share for net proceeds of $229,344.

During the year ended June 30, 3006, the Company also issued 1,100,000 common stock shares for property valued at $66,000, 3,726,125 shares for $285,625 of debt, and 3,105,000 for services valued at $232,500.

During the year ended June 30, 2005, options to purchase 1,709,888 shares of common stock at an average price of $0.08 per share were exercised in exchange for services valued at $135,290. Additionally, 859,000 options were exercised to purchase common stock for cash of $90,991.

During the year ended June 30, 2005, the Company issued 1,088,075 common stock shares for payment of $80,333 debt, 1,500,000 common stock shares for property valued at $135,000 and 200,000 shares of common stock for services valued at
$23,500. All stock was issued at its fair market value.

The Company's policy is to record stock at its fair market value on the date of issuance.

NOTE 7 - COMMON STOCK OPTIONS

The Company has seven common stock option plans: the Apolo Gold, Inc. 2000 Stock
Option Plan; Apolo Gold, Inc. 2002 Stock Option Plan; Apolo Gold, Inc. 2003
Stock Option Plan; Apolo Gold, Inc. 2004 Stock Option Plan; the 2004 Stock
Option Plan #A; and 2005 Stock Option Plan (hereinafter "the Plans") adopted in
July 2000, May 2002, November 2002, September 2003, March 2004, February 2005,
and May 2006 respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the
Company's board of directors may exercise its discretion in awarding options under the Plans, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the
2002 Plan, 7,500,000 for the 2003 Plan, 15,000,000 for the 2004 and the 2004A
Plans and 8,000,000 for the 2006 Plan. The Board determines the per share option price for the stock subject to each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

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
                                              issued              exercise price         future issuance
   Equity compensation plans not         upon exercise of         of outstanding           under equity
   approved by security holders        outstanding options            options           compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                          1,500,000           $ 0.14                             -
  2002 stock option plan                          2,100,000           $ 0.10                             -
  2003 stock option plan                            250,000           $ 0.05                             -
  2004  and  2004A  stock option
  plans                                           3,500,000           $ 0.16                             -
  2005 stock option plan                          2,000,000           $ 0.09                             -
  2006 stock option plan                          8,000,000           $ 0.09                     3,975,000
                                       ---------------------                            -------------------
  Total                                          11,050,000                                      3,975,000
                                       =====================                            ===================

The following is a summary of stock option activity:

                                            Number of Shares   Weighted Average
                                                                 Exercise Price
                                          ------------------   ----------------
  Outstanding at June 30, 2004            $      8,460,000      $          0.13
  Granted                                        6,768,888                 0.08
  Exercised                                     (2,568,888)                0.09
  Cancelled                                     (3,310,000)                0.15
                                          ------------------   ----------------
  Outstanding at June 30, 2005                   9,350,000                 0.11
  Granted                                        4,000,000                 0.08
  Exercised                                     (2,300,000)                0.08
                                          ------------------   ----------------
  Outstanding at June 30, 2006            $     11,050,000     $           0.11
                                          ==================   ================

Weighted average fair value of options granted                             0.10
 during 2006                                                   ================

As of June 30, 2006, the Company granted 4,000,000 options, and recorded a related compensation expense of $381,340 valuing options under SFAS No. 123(R).
During fiscal 2006, the Company issued stock for 1,300,000 options were exercised for services valued at $114,000 and 1,000,000 were exercised for
$70,000 in cash.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

During fiscal 2005, the Company applied APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation or consulting costs have been recognized for the plan in fiscal 2005. The Company granted 6,768,888 during the year ended June 30, 2005. Of the options issued, 1,709,888 were issued and exercised for services valued at $135,291 and 859,000 were exercised for $90,991 in cash.

If compensation or consulting costs had been determined on the basis of fair value pursuant to SFAS No. 123, net loss and earnings per share would have been changed as follows:

                                                             Year Ended
                                                            June 30, 2005
                                                          ------------------
      Net Loss:
               As reported                                $      (1,018,361)
               Pro forma                                  $      (1,423,091)
      Basic and diluted net loss per share:
               As reported                                $           (0.02)
               Pro forma                                  $           (0.03)

The fair value of each option granted is estimated on the grant date using the
Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value for 2006 and 2005: risk-free interest rate is 4%, volatility is 159.76%, 135.04%, respectively, and expected life is 1.5 to 5 years.

NOTE 8 - RELATED PARTIES

During the year ended June 30, 2005, a related party paid expenses of $158,871 on behalf of the Company. This amount, which is unsecured and non-interest bearing, is listed as a related party loan in the accompanying balance sheet.

During the year ended June 30, 2006, the Company issue stock in settlement of
$285,625 in debt.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a two year operating lease expiring February 28, 2008 that provides for monthly payments of approximately $1,800 in U.S. dollars. During the year ended June 30,
2005, lease expense totaled approximately $17,150.

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2006 includes $197,177 of cash in
Canada and $95,174 of equipment, primarily in Indonesia. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2006
--------------------------------------------------------------------------------

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

On June 28, 2005, the Company executed an investment agreement with Dutchess
Private Equities Fund, II, LP for up to $10,000,000 in equity financing. During the year, the Company sold through Dutchess Private Equities Fund, 11, LP, a total of 2,364,387 common shares for a total consideration of $229,344. On July
17, 2006, the Company filed a registration withdrawal statement with the SEC cancelling the registration statement and returning the registered shares to treasury.

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

On or about June 30, 2006, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Peter Bojtos        57   Director Chairman,President & CEO               2006
Robert G. Dinning   67   Director Chief Financial Officer, Secretary     2000
Robert E. Lee       71   Director                                        1997
David Yu            50   Director                                        2006
Glenn Kelleway      45   Director                                        2005

Business Experience

Peter Bojtos.

Mr. Bojtos is Profesional Engineer and a graduate of Leicester University,
England with a B.Sc. Honours degree in Geology. He is a member of the
Institution of Mining and Metallurgy, England, and a member of the Canadian
Institute of Mining, Metallurgy and Petroleum. Mr. Bojtos has over 30 years of worldwide experience in the mining industry from exploration through the feasibility study stage to mine construction, operations and decommissioning.

Mr. Bojtos is a director of several resource companies, including Queenstake
Resources Ltd, Asian Mineral Resources Ltd, Birim Goldfields Inc, Fischer-Watt
Gold Co, Vaaldiam Resources Ltd and US Gold Inc.

Mr. Bojtos was appointed Chairman, President, and CEO on February 1, 2006, replacing Mr. Martial Levasseur, who was a founder of the Company who retired.

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta
Institute of Chartered Accountants. Mr. Dinning has Operated his own Business
and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and
Officer and consultant in various public companies over the past 36 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company.

Robert E. Lee.

Dental Surgeon from 1961 until 1991 when he retired from practice.

1993 - 2002      President of La Rock Mining Corp, of Vancouver BC. Handled
                 all administration and continued assessment of property
                 known as Brandy Wine.  Company now called Auramex Resource
                 Corp where Mr. Lee currently serves as a director.

David Yu

Mr. Yu is a resident of Hong Kong and is an experienced independent financial professional with over 30 years experience in the securities, Commodities, and foreign exchange trading business. He has previously been employed by Rothschild
& Sons, Shearson American Express and Citibank. He is an international consultant who assists the Chinese government in the negotiation of long-term agreements with oil producing countries in Africa. He focuses primarily in
Chinese government-backed investment in economic development, trade and infrastructure projects for these countries. He is working on similar arrangements in South America and in Indonesia

Mr.Yu recently acquired 5,600,000 restricted common shares of the Company in a transaction that closed in January 2006. Mr. Yu became a director in March 2006.

Glen Kelleway

Mr. Kelleway was appointed at annual shareholders meeting and possesses a 15 year background in mining and forestry, as well as startup companies in high technology. He brings a financial background to his mining experience.

(b) Significant Employees:

Brant Little, Advisor to the Board.

Mr. Little has been an advisor to the Board for 4 years and brings to the
Company over 25 years of Investment Banking experience. His experience is primarily related to precious metals resource companies and he has raised in excess of $100 million for various companies during this time.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or
Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2006 and meetings by telephone. All corporate actions by the Board of Directors were unanimously consented to at meetings or in writing after telephone discussion.

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

Board of Directors Independence

Two of the Company's directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. These directors are David Yu and Glen Kelleway.
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

During the year, Mr. Martial Levasseur resigned as a Director and as President and CEO. Mr. Levasseur was a founder of the Company and had spent over 40 years in the mining industry. Mr. Rodney Kincaid also resigned during the year to concentrate on his various business interests. Additions to the Board of
Directors during the past year were Peter Bojtos and David Yu.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended June 30, 2006 our Directors and
Officers complied with all applicable Section 16(a) filing requirements except all three directors did not timely file a Form 4 re granting of Options which were reported on Form 5. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

Item 10. Executive Compensation

     The following table shows for the fiscal years ending June 30, 2006, 2005 and 2004, the compensation awarded or paid by the Company to its Chief Executive
Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

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
                                                                     Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------
                                                  Other Annual      Securities
                                          Salary  Compensation ($)  Underlying
Name and Principle Position        Year     ($)                     Options (#)       All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------
Peter Bojtos  President/CEO      2006     25,000       0             1,500,000 Common             0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2005     36,000                       Nil                        0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2004     24,000       0             1,000,000 Common     $12,000 paid in
                                                                                         restricted stock.
-----------------------------------------------------------------------------------------------------------------

Above options for 1,000,000 were cancelled in February, 2005. Above options totaling 700,000 were exercised in January 2006.

--------------------------------------------------------------------------------------------------------------
Option Grants in Last Fiscal Year June 30, 2006
--------------------------------------------------------------------------------------------------------------
Individual Grants
--------------------------------------------------------------------------------------------------------------
Name                              Number of
                                Common Shares
                                 Underlying
                                 Options         % of Total Options Granted in    Exercise Price    Expiration
                                 Granted (#)     Fiscal Year ended June 30, 2006  ($/Sh)            Date

---------------------------------------------------------------------------------------------------------------
Peter Bojtos                      1,500,000                                        $0.08 per Share

Robert Dinning,                   1,000,000                  34.4%                 $0.08 per Share   02/02/10
CFO, Director
--------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2006 and as of June 30, 2005.

                                       16

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
Aggregate Option Exercises in Last Fiscal Year and Option Values
---------------------------------------------------------------------------------------------------------------------
                                     Value       Number of Securities Underlying
                        Shares       Realized    Unexercised Options at FY-End     Value of Unexercised In-the Money
                        Acquired on  at FY-End   June 30, 2006  (#)               Options at June 30, 2006  (1)
Name                    Exercise (#) ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Robert Dinning,                 0          0     4,800,000 Shares/                 $0
CFO, Director                                    Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Lee,                     0          0     200,000 Shares/                   $0
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 58,631,552 shares of common stock outstanding as of June 30,
2006 and of Management assuming the exercise of outstanding options held by management.

Title of  Name and Address(1)     Position         Amount and Nature     % of
Class     Beneficial Owner                        of Beneficial Owner    Class
--------  -------------------    ----------        -------------------  -------
Common    Peter Bojtos           Director, CEO       1,500,000 (2)       13.81%
          Robert Dinning         Director, CFO       6,703,333 (3)        9.95%
          Robert Lee             Director            2,585,602 (4)        4.51%

          David Yu               Director            5,600,000
          Glen Kelleway          Director              300,000 (5)        0.51%
          Brant Little           Consultant          3,750,000 (6)        6.29%
          All officers and Directors
          as a Group (3 persons)                    20,438,935           27.50%

(1)  The Address of the executive officers and directors is that of the Company:
     Suite 1209 - 409 Granville Street, Vancouver, B.C. Canada V6C 1T2

(2)  Represents stock options granted February 1, 2006 to Mr. Bojtos

(3)  Includes a stock option of 700,000 common shares, exercisable at $0.14 per share until July 1, 2007, a stock option for 100,000 common shares, exercisable at $0.09 per share until June 30, 2007, a stock option for
     1,000,000 common shares exercisable at $0.16 per share until June 10, 2009, a stock option for 2,000,000 common shares, exercisable at $0.08 per share until February 2, 2010 and a stock option for 1,000,000 exercisable at
     $0.08 per share until February 1, 2111.

(4)  Includes a stock option of 200,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(5)  Holdings consist of a stock option of 300,000 common shares, exercisable at
     $0.08 per share until May 15, 2010.

(6)  Includes 350,000 common shares directly in name of Brant Little and includes a stock option for 250,000 common shares, exercisable at $0.054 per share until Dec 2, 2007, a stock option for 1,000,000 common shares, exercisable at $0.16 Per share until June 10, 2009 and a stock option for
     1,500,000 common shares, Exercisable at $0.08 per share until February 2,
     2010 and 1,000,000 common shares at $0.08 per share until February 1, 2111.

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
          10KSB filed on August 27, 2004)
     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.

B. Reports on Form 8-K:

     During the year the Company filed an 8-K regarding the resignation of
Martial Levasseur and the appointment of Peter Bojtos as Chairman, President and
CEO. This was done on Feb 1, 2006. On January 20, 2006 the Company reported the purchase of 5,600,000 restricted common shares by David Yu at $0.10 per share.
On July 1, 2006 the Company reported the termination of the financing with
Dutchess Private Equity Fund. The Company withdrew all unsold shares from registration.

Item 14.  Principal Accountant Fees And Services

Williams & Webster, P.S., Certified Public Accountants, are the Company's
independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2006. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $ 27,000 and $20,000 for the fiscal years ended June 30, 2006 and June 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Williams & Webster, P.S. was not paid any additional fees for the fiscal year ended June 30, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year ended June 30, 2006 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal year ended June 30, 2006

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 27, 2006
                                /s/ Peter Bojtos
                                --------------------------------------
                                 Peter Bojtos, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Petre Bojtos
------------------------
Peter Bojtos               Chairman,President, CEO,           September 28, 2006
                           Director

/s/ Robert G. Dinning
------------------------
Robert G. Dinning          Chief Financial Officer,
                           Secretary, Director                September 28, 2006

/s/ Robert E. Lee
------------------------
Robert E. Lee              Director                           September 28, 2006

/s/ David Yu               Director                           September 28, 2006
------------------------
David  Yu

/s/ Glenn Kelleway         Director                           September 28, 2006
------------------------
Glenn Kelleway

