Form 10QSB
period 2006-09-30
APOLO GOLD & ENERGY INC.
filed 2006-11-14
CIK 1040721

--------------------------------------------------------------------------------


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Three-month period ended: September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006, the Registrant had 74,222,064 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                              September 30,
                                                                  2006          June 30,
ASSETS                                                        (unaudited)         2006
                                                              -----------    -----------
     CURRENT ASSETS
        Cash                                                  $   172,995    $   197,177
        Security deposit                                            4,955          4,955
        Advances and loans receivable                              33,500         28,500
                                                              -----------    -----------
             Total Current Assets                                 211,450        230,632
                                                              -----------    -----------

     FIXED ASSETS
        Mining equipment                                           95,174         95,174
        Less accumulated depreciation                             (33,177)       (30,077)
                                                                             -----------
                                                              -----------    -----------
                                                                   61,997         65,097
                                                              -----------    -----------

TOTAL ASSETS                                                  $   273,447    $   295,729
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                 $    15,299    $    26,964
        Loans payable, related parties                             44,271         20,450
                                                              -----------    -----------
             Total Current Liabilities                             59,570         47,414
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, 200,000,000 shares authorized, $0.001
             par value; 74,222,064 and 57,326,552 shares
             issued and outstanding, respectively                  74,222         74,222
        Additional paid-in capital                              6,554,406      6,554,406
        Subscriptions received                                    100,000             --
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (4,651,899)    (4,517,461)
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      213,877        248,315
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   273,447    $   295,729
                                                              ===========    ===========


         The accompanying condensed notes are an integral part of these interim financial statements.



APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------


                                                                               Period from
                                                                              April 16, 2002
                                                    Three Months Ended        (Inception of
                                                        September 30,       Exploration Stage)
                                               ----------------------------         To
                                                    2006           2005     September 30, 2006
                                                (unaudited)     (unaudited)    (unaudited)
                                               ------------    ------------    ------------
REVENUES                                       $         --    $         --    $         --
                                               ------------    ------------    ------------


EXPENSES
      Consulting and professional fees               46,640          51,689       1,196,236
      Exploration costs                              66,343           6,927       2,111,333
      Stock compensation                                 --              --         381,340
      General and administrative expenses            21,455          30,406         785,797
                                               ------------    ------------    ------------
          TOTAL EXPENSES                            134,438          89,022       4,474,706
                                               ------------    ------------    ------------

LOSS FROM OPERATIONS                               (134,438)        (89,022)     (4,474,706)

OTHER INCOME (EXPENSE)
      Loss on sale of mining equipment                   --              --        (177,193)
                                               ------------    ------------    ------------

LOSS FROM OPERATIONS                               (134,438)        (89,022)     (4,651,899)

INCOME TAXES                                             --              --              --
                                               ------------    ------------    ------------

NET LOSS                                           (134,438)        (89,022)     (4,651,899)
                                               ============    ============    ============


      NET LOSS PER SHARE, BASIC AND DILUTED      $      nil    $        nil
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
      SHARES OUTSTANDING, BASIC AND DILUTED:     74,222,064      54,112,853
                                               ============    ============



         The accompanying condensed notes are an integral part of these interim financial statements.



APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------


                                                                                           Period from
                                                                                          April 16, 2002
                                                                 Three Months Ended        (Inception of
                                                                    September 30,       Exploration Stage)
                                                            --------------------------          To
                                                               2006           2005      September 30, 2006
                                                            (unaudited)    (unaudited)    (unaudited)
                                                            -----------    -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $  (134,438)   $   (89,022)   $    (4,651,899)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                          3,100          3,076             33,177
            Loss on sale of mining equipment                         --             --            177,193
            Options exercised for services                           --         78,500            276,691
            Stock issued for current debt                            --             --            426,541
            Stock issued for officer's wages and services            --             --            120,700
            Stock issued for professional services                   --             --            247,060
            Stock issued for exploration costs                       --             --            711,000
            Stock options granted                                    --             --            381,340
            Gain on foreign exchange transactions                    --           (931)
            Expenses paid on behalf of Company                       --             --             42,610
     Decrease (increase) in:
         Loans and accounts receivable                           (5,000)            --            (33,500)
         Prepaid expenses                                            --          1,140                 --
         Security deposits                                           --             --             (4,955)
     Increase (decrease) in:
         Accounts payable                                       (11,665)         1,529               (181)
         Accrued expenses                                        23,821        (26,981)            18,014
         Accrued officer wages                                       --         33,074            (42,623)
                                                            -----------    -----------    ---------------
Net cash (used) by operating activities                        (124,182)           385         (2,298,832)
                                                            -----------    -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                        --             --            (95,174)
                                                            -----------    -----------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                           --             --             57,733
     Proceeds from borrowings                                        --             --             84,937
     Proceeds from subscription receivable                      100,000             --            125,000
     Proceeds from sale of common stock                              --             --          2,297,835
                                                            -----------    -----------    ---------------
Net cash provided  by financing activities                      100,000             --          2,565,505
                                                            -----------    -----------    ---------------

NET INCREASE (DECREASE) IN CASH                                 (24,182)           385            171,499

Cash, beginning of period                                       197,177          3,467              1,496
                                                            -----------    -----------    ---------------

Cash, end of period                                         $   172,995    $     3,852    $       172,995
                                                            ===========    ===========    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                          $        --    $        --    $            --
                                                            ===========    ===========    ===============
     Income taxes paid                                      $        --    $        --    $            --
                                                            ===========    ===========    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for professional services          $        --    $        --    $       247,060
     Common stock issued for  current debt                  $        --    $        --    $       221,249
     Common stock issued for exploration costs              $        --    $        --    $       645,000
     Note receivable from sale of mining equipment          $        --    $        --    $        45,000
     Options exercised for services                         $        --    $    78,500    $       241,191


         The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2006
--------------------------------------------------------------------------------



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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2006, the Company had a working capital of $151,880, recurring losses, and an accumulated deficit of $6,214,751, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2006
--------------------------------------------------------------------------------


Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources including $100,000 during the quarter ending September 30, 2006. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2006
--------------------------------------------------------------------------------



NOTE 3 - COMMON STOCK

During the three months ending September 30, 2006, the Company did not issue any shares of common stock but did receive a subscription deposit of $100,000. The subscription receivable will be converted to shares of common stock when the Company completes a private placement in the second quarter of fiscal year 2007.

NOTE 4 - STOCK OPTIONS

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                        Weighted Average
                                                                Number of Shares        Exercise Price
                                                               -----------------        ----------------
Options exercisable at June 30, 2006                                 11,050,000         $          0.11
Granted                                                                       -                    0.00
Exercised                                                                     -                    0.00
                                                               -----------------        ----------------
Outstanding at September 30, 2006                                    11,050,000         $          0.11
                                                               =================        ================

Weighted average fair value of options granted during 2006                              $          0.11
                                                                                        ================

At September 30, 2006, there were no additional options issued.

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

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003. The Company has recently completed the drilling of 8 additional holes at NUP and is currently assessing the results of these holes prior to further drilling on site.

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

Following up on the previous estimate of 85,000 tonnes of mineralized material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone. The first vein was intersected early in 2005 and three samples were taken across vein #1 and forwarded to Intertek Lab Services in Jakarta Indonesia. The average of the three samples based on a true width of 6.5 feet was 6.75 grams gold and 130 grams silver per tonne.

Earlier in the year the Company continued to drift on the adit that runs from west to east, for 270 feet and is designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams gold and 875 grams silver per tonne.

The cross-cut has now reached shaft #4 artisanal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams/t gold and 1,350 grams/t silver and where hole NUP 03 - #8 intercepted 8.16 grams/t gold and 221 grams/t silver. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

When the underground drifting is completed, it is the intention of the Company to survey the adit crosscut and drift, carry out a detailed sampling program and complete mapping of the geology.

After some initial setup problems with the contracted drill rig provided by CV. Intan Mulia of Kiaracondong Bandung, Sumatra, the Company commenced drilling on the first three holes of its targeted drilling program in late May 2006. The first hole was planned for 150 meters but the rods broke at 45 meters and the casing was lost in the hole. The second hole was planned for about 130 meters and the crew again encountered problems at the 85 meter level and had to abandon the hole with additional lost rods and casing.

Hole #3 reached 112 meters when the rods were again lost and unrecoverable. The plan for this hole was to drill an additional 20 meters to intercept the vein. At this point CV. Intan Mulia removed the drill rig from the premises as it was clearly not sufficient for the task at hand and they in turn brought in a larger drill rig. This occurred in late July and by early August 2006 the crew continued with the program. Because of lost rods, etc, the contractor bore all of the cost to date as the breakdowns were the operators' risk under the terms of its contract with Apolo. Apolo's costs were its own personnel, geologist, and supervisor.

Under the direction of the Company's on site geologist, the new rig was moved 300 meters south from where the first three holes were drilled and prepared for the drilling of holes #4, 5 and 6. Previous drilling in this area showed significant visible gold. The new rig proved to be more effective and while no rods or casing were lost, and the drilling went to desired levels, the results were inconclusive and subsequent analysis indicated the holes should have been drilled to greater depth.

The rig was then moved about 350 meters north of hole #4, #5 and #6 and the drilling of holes' #7 and #8 were completed as scheduled. Hole #7 was negligible as it passed through a shear zone and hole #8 intercepted 12 grams of gold and 881 grams of silver per tonne over a one meter width.

After review of the various results, and a review of the vein model to date, the Company decided to hire a structural geologist from SRK Consulting Inc of Denver Co. The SRK geologist has just arrived at the mine site and over the next week, will meet with the Company geologist and the mine manager, review the core, visit the site and examine the workings, drill targets to date, the adit, etc and then make recommendations to the Company. Under terms of the engagement, the report covering the review of the structural setting of the vein gold mineralization will be completed and submitted to the Company by the end of November.

The drill rig is still at the NUP site and should drill targets be determined - the Company intends to proceed and drill additional holes. Ultimately, this will be influenced by the report anticipated from SRK.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. All payments due have been made to date except the payment due September 15, 2006. The property owner has been advised that said payment would be deferred until November 30, 2006.

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

Under the terms of the Agreement with Atna, 100,000 restricted common shares were issued to Atna and a payment of $60,000 was forwarded to Atna on January 25, 2006 per terms of the Agreement. A finders' fee of 1,000,000 common shares was also paid regarding the execution of the definitive Joint Venture Agreement and agreement to proceed.

The Company has not commenced drilling as yet but intends to start its program in late November 2006. Arrangements have been concluded with Atna Resources Ltd regarding the delayed startup of the drill program for this year. Availability of drill rigs this fall has been difficult.

The Company previously announced on July 19, 2006 that it had entered into a Memorandum of Understanding with Yingchang Gold Ore of Pingwu, Sichuan, China. Under terms of the Understanding, the Company had a 90 day period to review mining data and conduct whatever testing it feels necessary in order to assess the potential of the property. The property is located 100 miles north of Chengdu, the capital of Sichuan. The concession is 8.5 kilometers in length and was discovered in 1993 with operations commencing in 2004. Yingchang advised that production in 2004 and 2005 amounted to one tonne and three tonnes of gold respectively. Each tonne contains approximately 32,000 ounces of gold.

SRK Consultants Inc. of Colorado were hired in August 2006 to carry out a preliminary study on the property and they subsequently provided the Company with a preliminary report and a suggested work program. They also raised issues that required clarification and the 90 day period has not been sufficient to clarify these matters.

As the 90 day period has expired, the Company is currently attempting to negotiate an extension of the Memorandum of Understanding. Mr. David Yu, a director of the Company is currently in discussions with the principals of Yingchang Gold Ore and shareholders will be advised in due course of the outcome of this.

At September 30, 2006, the Company had funds on hand of $172,995.

The Company recognizes that it does not have sufficient funds on hand to finance its operations on an ongoing basis. The Company futher recognizes that it is dependent on the ability of its management team to obtain the necessary working capital in order to complete projects started and operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

Results of Operations
---------------------
Expenses in the three months ending September 30, 2006 amounted to $134,438 compared to $$89,022 for the three months ending September 30, 2005. This increase is entirely the result of increased drilling expenses in the current quarter compared to the previous year. In the current quarter, drilling costs amounted to $66,343 whereas the previous year it amounted to only $6,927. The Company has incurred additional drilling costs subsequent to September 30, 2006 in the area of $20,000. The Company now awaits a report from SRK Consulting regarding a structural analysis of the NUP property prior to continuation of drilling on the property,

Professional fees and general administrative costs are down $15,000 in total from the same period ending September 30, 2005.

The Company has cash on hand at September 30, 2006 of $172,995 compared to $197,177 at September 30, 2005. These funds are required for completion of drilling at NUP, and commencement of drilling at Beowawe. The Company recognizes that it does not have sufficient funds on hand to finance its operations on an ongoing basis. The Company further recognizes that it is dependent on the ability of its management team to obtain the necessary working capital in order to complete the stated projects started and to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

The Company has current debt of accounts payable of $15,299 compared to $26,964 the previous year. Loans payable, related parties amount to $44,271 at September 30, 2006 and consist of accrued fees payable. While there are no specific terms of payment, these liabilities will be retired when additional funding is obtained by the Company.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra and Beowawe Nevada properties. There are approximately 8 people currently working on the NUP property in Sumatra.


LIQUIDITY AND CAPITAL RESOURCES

-------------------------------

On June 28, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, II, LP for up to $10,000,000 in equity financing. The Company filed a registration statement with the SEC (SB-2) on August 31, 2005 and it was declared effective by the SEC on November 1, 2005. In subsequent months, the Company completed five "Puts" with the Dutchess Private Equities Fund for $229,344. This resulted in the issuance of 2,364,387 common shares.

On July 17, 2006, the Company and Dutchess Private Equity Fund 11,LP agreed to terminate the investment agreement between them. An 8-k was filed regarding this termination and the Company filed a Registration Withdrawal Statement with the SEC.

The Company at November 10, 2006 had 74,222,064 shares outstanding. There were no shares issued in the three months ending September 30, 2006 and none issued subsequent to September 30, 2006.

While the Company has sufficient cash at the present time to complete its planned program of drilling on the NUP, it will require additional financing in order to complete its drilling program for Beowawe. The Company has received a financial proposal from a non related party that calls for closing in late November 2006. Should this financing be closed as scheduled, it will have sufficient funds to complete the drilling program planned at Beowawe. An amended agreement has been executed with Atna Resources Ltd regarding an extension on the drilling period.

While the Company expects to finalize and close on the financial proposal, there is no assurance that the proposed financing will be successful. At September 30, 2006 the Company had cash on hand of $172,995.

Inflation has not been a factor during the three months ending September 30, 2006.

Item 3. Controls and procedures
-------------------------------

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

Part II - Other Information
---------------------------

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:  None

Item 3. - Default Upon Senior Securities:   There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:   None.

Item 5. - Other Information:   None

Item 6. - Exhibits and Reports on Form 8-K:

     A.   Exhibits

          3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration filed October 25, 1999)
          3.2 By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005
          3.3 Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.
          4.1 Dutchess Private Equity Fund, II, L.P. Investment Agreement dated October 18, 2005
          4.2  Dutchess Registration Rights Agreement dated October 18, 2005
          10.1 NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002)
          10.2 KBU ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September xx, 2004)
          10.3 Addendum to KBU ACQUISITION AGREEMENT(Incorporated by reference from Annual Report on Form 10KSB filed on August 27 2004)
          10.4 Letter of Intent with Atna Resources Ltd dated August 19, 2005
               (Incorporated by reference from Registration Statement on Form SB-2 filed on October xx, 2005)
          10.5 McKnight Finders Fee Agreement dated August 22, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on October xx, 2005)
          10.6 Exploration and Option to Joint Venture Agreement (Incorporated by reference from Current Report on Form 8-K filed on September 27, 2005)
          14 Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
          31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
          31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
          32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
          32.2 Sarbanes Oxley Section 906 Certification from C.F.O.



     B.   Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD, INC.

Dated: November 14, 2006


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary