Form 10QSB
period 2006-12-31
APOLO GOLD & ENERGY INC.
filed 2007-02-14
CIK 1040721

--------------------------------------------------------------------------------


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Six-month period ended: December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 8, 2007, the Registrant had 74,222,064 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]




                           APOLO GOLD & ENGERGY, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                              December 31,
                                                                  2006         June 30,
ASSETS                                                        (unaudited)       2006
                                                              -----------    -----------
     CURRENT ASSETS
        Cash                                                  $    84,794    $   197,177
        Security deposit                                            4,955          4,955
        Loans receivable                                           28,000         28,500
                                                              -----------    -----------
             Total Current Assets                                 117,749        230,632
                                                              -----------    -----------

     FIXED ASSETS
        Mining equipment                                           95,174         95,174
        Less accumulated depreciation                             (37,777)       (30,077)
                                                              -----------    -----------
                                                                   57,397         65,097
                                                              -----------    -----------

TOTAL ASSETS                                                  $   175,147    $   295,729
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                 $    48,672    $    26,964
        Loans payable, related parties                             63,820         20,450
                                                              -----------    -----------
             Total Current Liabilities                            112,492         47,414
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 74,222,064 shares issued
             and outstanding                                       74,222         74,222
        Additional paid-in capital                              6,554,406      6,554,406
        Subscriptions received                                    100,000             --
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (4,803,121)    (4,517,461)
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                                 62,655        248,315
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   175,147    $   295,729
                                                              ===========    ===========


             The accompanying condensed notes are an integral part
                      of these interim financial statements



                            APOLO GOLD & ENERGY, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                                    Period from
                                                                                                                   April 16, 2002
                                                          Three Months Ended             Six Months Ended          (Inception of
                                                             December 31,                   December 31,         Exploration Stage)
                                                    ----------------------------    ---------------------------          To
                                                        2006            2005            2006           2005       December 31, 2006
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES                                            $         --    $         --    $         --    $         --    $         --
                                                    ------------    ------------    ------------    ------------    ------------


EXPENSES
     Consulting and professional fees                     46,640          83,665          93,843         135,354       1,243,439
     Exploration costs                                    66,343          96,912         137,490         103,839       2,182,480
     Stock compensation                                       --              --              --              --         381,340
     General and administrative expenses                  21,455          29,197          54,327          59,603         818,669
                                                    ------------    ------------    ------------    ------------    ------------
         TOTAL EXPENSES                                  134,438         209,774         285,660         298,796       4,625,928
                                                    ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (134,438)       (209,774)       (285,660)       (298,796)     (4,625,928)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                         --              --              --              --        (177,193)
                                                    ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     134,438        (209,774)       (285,660)       (298,796)     (4,803,121)

INCOME TAXES                                                  --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                                (134,438)       (209,774)       (285,660)       (298,796)     (4,803,121)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)                 --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                         $   (134,438)   $   (209,774)   $   (285,660)   $   (298,796)   $ (4,803,121)
                                                    ============    ============    ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED          $        nil    $        nil    $      (0.01)   $      (0.01)
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     74,222,064      59,764,885      74,222,064      59,083,219
                                                    ============    ============    ============    ============






             The accompanying condensed notes are an integral part
                      of these interim financial statements



                            APOLO GOLD & ENERGY, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------



                                                                                          Period from
                                                                                         April 16, 2002
                                                                 Six Months Ended        (Inception of
                                                                   December 31,        Exploration Stage)
                                                            --------------------------         To
                                                               2006            2005    December 31, 2006
                                                            (unaudited)    (unaudited)    (unaudited)
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $  (285,660)   $  (298,796)   $(4,803,121)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation                                          7,700          6,152         37,777
            Loss on sale of mining equipment                         --             --        177,193
            Options exercised for services                       92,500        276,691
            Stock issued for current debt                            --             --        426,541
            Stock issued for officer's wages and services            --             --        120,700
            Stock issued for professional services                   --             --        247,060
            Stock issued for exploration costs                       --         66,000        711,000
            Stock options granted                                    --             --        381,340
            Gain on foreign exchange transactions                    --           (931)            --
            Expenses paid on behalf of company                       --             --         42,610
     Decrease (increase) in:
         Loans and accounts receivable                              500             --        (28,000)
         Prepaid expenses                                            --          2,280             --
         Security deposits                                           --             --         (4,955)
         Advances and loans receivable                               --         (4,300)            --
     Increase (decrease) in:
         Accounts payable                                        21,708          4,873         33,192
         Accrued expenses                                        43,370        (29,831)        37,563
         Accrued officer wages                                       --         99,546        (42,624)
                                                            -----------    -----------    -----------
Net cash (used) by operating activities                        (212,383)       (62,507)    (2,387,033)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                        --             --        (95,174)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                           --             --         57,733
     Proceeds from borrowings                                        --             --         84,937
     Proceeds from subscription receivable                      100,000             --        125,000
     Proceeds from sale of common stock                              --         70,000      2,297,835
                                                            -----------    -----------    -----------
Net cash provided  by financing activities                      100,000         70,000      2,565,505
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (112,383)         7,493         83,298


Cash, beginning of period                                       197,177          3,467          1,496
                                                            -----------    -----------    -----------

Cash, end of period                                         $    84,794    $    10,960    $    84,794
                                                            ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                          $        --    $        --    $        --
                                                            ===========    ===========    ===========
     Income taxes paid                                      $        --    $        --    $        --
                                                            ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Note receivable from sale of mining equipment          $        --    $        --    $    45,000




             The accompanying condensed notes are an integral part
                      of these interim financial statements

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2006
--------------------------------------------------------------------------------

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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2006.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2006, the Company had a working capital of $5,257, recurring losses, and an accumulated deficit of $6,665,973, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2006
--------------------------------------------------------------------------------


Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources including $100,000 during the six months ending December 31, 2006. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2006
--------------------------------------------------------------------------------


NOTE 3 - COMMON STOCK

During the six months ending December 31, 2006, the Company did not issue any shares of common stock but did receive a subscription deposit of $100,000. This will be converted to shares of common stock when the Company completes a private placement.

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                         Weighted Average
                                                 Number of Shares         Exercise Price
                                                 ----------------        ----------------
  Options exercisable at June 30, 2006           $     11,050,000        $           0.11
  Granted                                                      --                    0.00
  Exercised                                                    --                    0.00
                                                 ----------------        ----------------
  Outstanding at December 31, 2006                     11,050,000        $           0.11
                                                 ================        ================

Weighted average fair value of options granted
 during 2006                                                             $           0.00
                                                                         ================



At December 31, 2006, there were no additional options issued.

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

The Company then focused on property opportunities in Indonesia where management had previously evaluated mineral properties. The Company entered into an agreement on April 16, 2002, for the acquisition of an 80% interest in a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003. The Company has recently completed the drilling of 8 additional holes at NUP and is currently assessing the results of these holes.

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

The Company commenced drilling on the first three holes of its targeting drilling program in late May 2006. The first hole was planned for 150 meters but the rods broke at 45 meters and the casing was lost in the hole. The second hole was planned for 130 meters and the crew encountered problems at the 85 meter level and had to abandon the hole. Hole #3 got to 112 meters when the rods were lost and unrecoverable. The plan here was to drill an additional 20 meters to intercept the vein. At this point the operator removed the drill rig from operation as it was clearly not sufficient for the task at hand and in turn brought in a bigger drill rig. This occurred in late July and by early August 2006 the crew was ready to continue with the program. Because of lost rods, etc, the contractor bore almost all of the cost as the breakdowns were the operators' risk under the terms of its contract with Apolo.

Under the direction of the Company's on site geologist, the new rig was moved 300 meters south from where the first three holes were drilled for the drilling of holes #4, 5 and 6. Previous drilling in this area showed significant visible gold. The new rig proved to be more effective and while no rods or casing were lost, the results were inconclusive and subsequent analysis indicated the holes should have been drilled to greater depth.

The rig was then moved about 350 meters north of hole #4, #5 and #6 and the drilling was completed as scheduled. Hole #7 was negligible as it passed through a shear zone and hole #8 intercepted 12 grams of gold and 881 grams of silver per tonne over a one meter width.

After review of the various results, and a review of the vein model to date, the Company decided to hire a structural geologist from SRK Consulting Inc of Denver Co. The SRK geologist visited NUP in November 2006, met with the Company geologist and the mine manager, reviewed the core, visited the site and examined the workings, drill targets to date, the adit, etc. He advised that he would return to North America and review the original Boronoski report, discuss his observations with Mr. Bojtos, and submit a report. The Company is still awaiting this report from SRK Consultants prior to determining its options for further development on the NUP property.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. All payments due have been made to date except the payment due September 15, 2006. During the quarter ending December 31, 2006, the Company paid certain property taxes on behalf of the property owners who in turn agreed to cancel the September 15, 2006 property payment and resume property payments March 15, 2007. On September 22, 2005 the Company executed a Definitive Joint Venture Agreement with Atna Resources Ltd, of Vancouver B.C. regarding the Beowawe Project in Nevada. This 2,100 acre Property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

In addition to the basic terms as outlined above, the Company is required to undertake a work commitment of $250,000 in the fist year of a 4 year commitment. The total work commitment amounts to $1,700,000 and with ancillary Underlying Agreements, total expenditures are expected to bring the total cost to $2,200,000. The work program has not yet commenced as the Company has yet to secure the necessary financing.

Under the terms of the Agreement with Atna, 100,000 restricted common shares were issued to Atna and a payment of $60,000 was forwarded to Atna on January 25, 2006 per terms of the Agreement. A finders' fee of 1,000,000 common shares was also paid out regarding the execution of the definitive Joint Venture Agreement and agreement to proceed.

The Company previously announced on July 19, 2006 that it had entered into a Memorandum of Understanding with Yingchang Gold Ore of Pingwu, Sichuan, China. Under terms of the Understanding, the Company had a 90 day period to review mining data and conduct whatever testing it feels necessary in order to assess the potential of the property. The property is located 100 miles north of Chengdu, the capital of Sichuan. The concession is 8.5 kilometers in length and was discovered in 1993 with operations commencing in 2004. Yingchang advised that production in 2004 and 2005 amounted to one tonne and three tones of gold respectively. Each tonne contains approximately 32,000 ounces of gold.

The Company engaged the services of SRK Consulting to carry out a preliminary study on the property and they subsequently provided the Company with a preliminary report and a suggested work program. They also raised issues that required clarification and the 90 day period per agreement has not been sufficient time to clarify these matters.

As the 90 day period has expired, the Company is currently attempting to negotiate an extension of the Memorandum of Understanding. The Company has had discussions with Yingchang regarding an extension but to date, none has been received.

At December 31, 2006, the Company had funds on hand of $84,794.

The Company recognizes that it does not have sufficient funds on hand to finance its operations on an ongoing basis. The Company further recognizes that it is dependent on the ability of its management team to obtain the necessary working capital in order to complete projects started and operate successfully. There is no assurance that the Company will be able to obtain additional capital as required or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

Results of Operations
---------------------

In the three months ended December 31, 2006, the Company incurred a loss of $134,438 vs. a loss of $ $209,774 for the three months ended December 31, 2005. The loss for the six months ending December 31, 2006 was $285,660 vs. $298,796 for December 31, 2005. The loss for the six months ended December 31, 2006 was generally unchanged from the six month period ending December 31, 2005. While consulting fees were lower in the current period, by $42,000, exploration costs were $33,000 higher. General and admin costs were comparable at $54,327 vs. $59,603 in the six month period ending December 31, 2005.


At December 31, 2006 there were 74,222,064 shares outstanding as compared to 60,931,552 shares outstanding at December 31, 2005. No shares were issued in the period.

The Company has current accounts payable of $48,672 and loans payable to related parties of $63,820. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at December 31, 2006 amounted to $84,794. The Company is aware that additional financing will be required in order to commence drilling programs on both the Beowawe property and on NUP should additional drilling be mandated. The Company must spend $250,000 regarding its Beowawe property in Nevada drilling decisions for its NUP property in Sumatra, Indonesia are as yet undetermined. There is no assurance that additional funding will be successfully completed.

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

The Company at February 8, 2007 had 74,222,064 shares outstanding.

The Company does not have sufficient cash at the present time to continue its program of debt reduction and drilling on the two projects - NUP in Indonesia and Beowawe Nevada. It will require additional funds during the year which will have to come from either additional private placements and/or loans from shareholders. There is no assurance that either will be successful.

Inflation has not been a factor during the period ending December 31, 2006.


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

APOLO GOLD, INC.

Dated: February 8, 2007


/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary