Form 10QSB
period 2007-03-31
APOLO GOLD & ENERGY INC.
filed 2007-05-15
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

As of May 7,2007, the Registrant had 76,587,064 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

Item 1. Financial Statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS




                                                               March 31,       June 30,
ASSETS                                                           2007            2006
                                                              -----------    -----------
     CURRENT ASSETS
        Cash                                                  $    40,011    $   197,177
        Security deposit                                            4,954          4,955
        Advances and Loans Receivable                              28,000         28,500
                                                              -----------    -----------
           Total Current Assets                                    72,965        230,632
                                                              -----------    -----------

     FIXED ASSETS
        Mining Equipment                                           95,174         95,174
        Less accumulated depreciation                             (41,566)       (30,077)
                                                              -----------    -----------
                                                                   53,608         65,097
                                                              -----------    -----------

TOTAL ASSETS                                                  $   126,573    $   295,729
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable and accrued expenses                 $   145,211    $    26,964
        Loans payable, related parties                             93,820         20,450
                                                              -----------    -----------
           Total Current Liabilities                              239,031         47,414
                                                              -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                     --             --
                                                              -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, 200,000,000 shares authorized, $0.001
           par value; 76,587,064 and 74,222,064 shares
           issued and outstanding, respectively                    76,587         74,222
        Additional paid-in capital                              6,734,041      6,173,066
        Subscriptions received                                    100,000             --
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (5,160,234)    (4,136,121)
        Accumulated other comprehensive income                         --             --
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (112,458)       248,315
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   126,573    $   295,729
                                                              ===========    ===========


             The accompanying condensed notes are an integral part
                      of these interim financial statements

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                               Period from
                                                                                                             April 16, 2002
                                                  Three Months Ended             Nine Months Ended           (Inception of
                                                        March 31,                     March 31,            Exploration Stage)
                                              ---------------------------     ----------------------------         To
                                                  2007           2006            2007            2006        March 31 2007
                                               (unaudited)    (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                              ------------    ------------    ------------    ------------    ------------
REVENUES                                      $         --               $    $         --    $         --    $         --
                                              ------------    ------------    ------------    ------------    ------------
EXPENSES
     Consulting and professional fees              214,076         194,904         307,919         330,258       1,457,515
     Exploration costs                             125,375         146,720         262,865         250,559       2,307,855
     Stock compensation expense                         --              --              --              --         381,340
     General and administrative expenses            17,662         181,390          71,989         240,994         836,331
                                              ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                             357,113         523,014         642,773         821,811       4,983,041
                                              ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              (357,113)       (523,014)       (642,773)       (821,811)     (4,983,041)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                   --              --              --              --        (177,193)
                                              ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              (357,113)       (523,014)       (642,773)       (821,811)     (5,160,234)

INCOME TAXES                                            --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------

NET LOSS                                      $   (357,113)   $   (523,014)   $   (642,773)   $   (821,811)   $ (5,160,234)
                                              ============    ============    ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED    $        nil    $      (0.01)   $      (0.01)   $      (0.02)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING, BASIC AND DILUTED:     75,828,731      54,543,342      74,685,276      53,080,238
                                              ============    ============    ============    ============




             The accompanying condensed notes are an integral part
                      of these interim financial statements


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Period from
                                                                                                April 16, 2002
                                                                        Nine Months Ended        (Inception of
                                                                            March 31,         Exploration Stage)
                                                                   --------------------------        To
                                                                       2007          2006       March 31, 2007
                                                                   (unaudited)    (unaudited)    (unaudited)
                                                                   -----------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $  (642,773)   $  (821,811)   $(5,160,234)
     Adjustments to reconcile net loss
          to net cash used by operating activities:
               Depreciation                                             11,489          9,228         41,566
               Loss on sale of mining equipment                             --             --        177,193
               Options issued for services                              53,000         92,500        329,691
               Stock issued for current debt                                --        123,625        426,541
               Stock issued for officer's wages and services           129,000         36,000        249,700
               Stock issued for professional services                       --             --        247,060
               Stock issued for exploration costs                           --         66,000        711,000
               Stock compensation                                           --             --        381,340
               Expenses paid on behalf of Company                           --             --         42,610
     Decrease (increase) in:
          Prepaid expenses                                                  --            680             --
          Security deposits                                                 --             --         (4,954)
          Advances and loans receivable                                    500         (2,500)       (28,000)
     Increase (decrease) in:
          Accounts payable                                             118,247         10,208        129,731
          Accrued expenses                                                  --             --         (5,807)
          Accrued officer wages
          Loans payable - related parties                               73,370             --         30,747
                                                                   -----------    -----------    -----------
Net cash used by operating activities                                 (257,167)      (486,070)    (2,431,816)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                               --             --        (95,174)
                                                                   -----------    -----------    -----------
Net cash used by investing activities                                       --             --        (95,174)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payment of) related party loans                     --             --         57,733
     Proceeds from borrowings                                               --             --         84,937
     Proceeds from subscription receivable                             100,000             --        125,000
     Proceeds from sale of common stock                                     --        860,344      2,297,835
                                                                   -----------    -----------    -----------
Net cash provided  by financing activities                             100,000        860,344      2,565,505
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                       (157,167)       374,274         38,515

Other comprehensive income (loss) - Foreign currency translation            --             --             --

Cash, beginning of period                                              197,177          5,164          1,496
                                                                   -----------    -----------    -----------

Cash, end of period                                                $    40,011    $   379,438    $    40,011
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                                 $        --    $        --    $        --
                                                                   ===========    ===========    ===========
     Income taxes paid                                             $        --    $        --    $        --
                                                                   ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable from sale of mining equipment                 $        --    $        --    $    45,000



             The accompanying condensed notes are an integral part
                      of these interim financial statements

(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2007
--------------------------------------------------------------------------------

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2007, the Company had a negative working capital of $166,066, recurring losses, and an accumulated deficit of $7,023,086, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2007
--------------------------------------------------------------------------------


Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources including $100,000 during the nine months ending March 31, 2007. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2007
--------------------------------------------------------------------------------

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

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

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


NOTE 3 - COMMON STOCK

During the nine months ending March 31, 2007, the Company issued a net of 2,365,000 shares of common stock, thus increasing total common shares issued to 76,587,064. Subsequent to the end of the quarter, the Company issued 1,666,665 restricted common shares at $0.06 per share for a total of $100,000.

(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2007
--------------------------------------------------------------------------------

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:


                                                  Number of  Weighted Average
                                                   Shares    Exercise Price
                                                 -----------   -----------
  Options exercisable at June 30, 2006           $11,050,000   $    0.11
  Granted                                             90,000        0.10
  Exercised                                        2,190,000        0.085

                                                 -----------   ----------
  Outstanding at March 31, 2007                    8,950,000        0.11
                                                 ===========   ==========

Weighted average fair value of options granted
 during 2006                                          90,000   $    0.11
                                                 ===========

At March 31, 2007, there were no additional options issued.

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

Mining/engineer advisors and Company management analyzed data from a total of 36 holes drilled over a 15-year period. Comparisons were made with drilling results that Apolo management completed in July 2003. Total drilling undertaken by various parties covered about 10,000 feet. As a result of this data, a 4-5 hectare mineralized area has been identified. This area contains a section of epithermal mineralization that is 1,500 ft long, 1,000 ft wide and 200 ft deep and is open at both ends and to depth.

Following up on the previous estimate of 85,000 tonnes of mineralized material on the Camp Zone, the Company decided to commence an underground exploration adit to crosscut over to the Camp Zone. The first vein was intersected early in 2005 and three samples were taken across vein #1 and forwarded to Intertek Lab Services in Jakarta Indonesia. The average of the three samples based on a true width of 2 meters was 6.75 grams gold and 130 grams silver per tonne.

Earlier in the year, the Company continued to drift on the adit that runs from west to east, for 270 feet and is designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams gold and 875 grams silver per tonne.

The cross-cut has now reached shaft #4 artisanal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams of gold and 1,350 grams of silver per tonne and where hole NUP 03 - #8 intercepted 8.16 grams of gold and 221 grams of silver per tonne. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

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

After review of the various results, and a review of the vein model to date, the Company decided to hire a structural geologist from SRK Consulting Inc - Toronto office. The SRK geologist visited NUP in November 2006, met with the Company geologist and the mine manager, reviewed the core, visited the site and examined the workings, drill targets to date, the adit, etc. He advised that he would return to North America and review the original Boronowski report, discuss his observations with Mr. Bojtos, and submit a report. The Company has received this report from SRK Consultants and is currently assessing its options for further development on the NUP property.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. The September 2006 payment was deferred because the Company paid certain property taxes on behalf the NUP property owners who in turn agreed to cancel the September 15, 2006 property payment. The March 15, 2007 payment has not yet been made as the Company is in discussions with NUP regarding this payment and future work on the property. The Company has invited others to express an interest in continuing the exploration on the property.

On September 22, 2005 the Company executed an Exploration Agreement With Option For Joint Venture with Atna Resources Ltd, of Vancouver B.C. regarding their Beowawe Project in Nevada. This 2,100 acre property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

In addition to the basic terms, the Company was required to undertake a work commitment of $250,000 in the fist year of a 4 year commitment. The total work commitment amounts to $1,700,000 and with ancillary Underlying Agreements, total expenditures are expected to bring the total cost to $2,200,000

Under the terms of the Agreement with Atna, 100,000 restricted common shares were issued to Atna and a payment of $60,000 was forwarded to Atna on January 25, 2006 per terms of the Agreement. A finders' fee of 1,000,000 common shares was also paid out regarding the execution of the definitive Joint Venture Agreement and agreement to proceed.

The Company was unable to arrange the necessary financing to carry out this exploration program and in February 2007, negotiations were completed with Atna to terminate the Agreement. The Company will issue 2,200,000 restricted common shares to Atna plus pay the sum of $113,520 for reimbursement of commitments in year one of the Agreement.

The Company previously announced on July 19, 2006 that it had entered into a Memorandum of Understanding with Yingchang Gold Ore of Pingwu, Sichuan, China. Under terms of the Understanding, the Company had a 90 day period to review mining data and conduct whatever testing it felt necessary in order to assess the potential of the property. The property is located 100 miles north of Chengdu, the capital of Sichuan. The concession contains mineralization along its 8.5 kilometers length and was discovered in 1993 with operations commencing in 2004. Yingchang advised that production in 2004 and 2005 amounted to one tonne and three tones of gold respectively. Each tonne contains approximately 32,000 ounces of gold.

The Company engaged the services of SRK Consulting Inc. to carry out a preliminary study on the property and they subsequently provided the Company with a preliminary report and a suggested work program. They also raised issues that required clarification.

Following the expiry of the 90 day period, the Company continued discussions to negotiate an acceptable agreement to acquire the property and the parties could not come to a mutually acceptable agreement.

The Company continues to seek out gold mining opportunities in China.

On February 19, 2007 the Company entered into a Letter of Intent with Great American Minerals, Inc, (GAM) with respect to the acquisition by the Company of all of the outstanding shares of GAM, subject to an acceptable review and agreement by the parties on the properties GAM currently controls. GAM is a private company headquartered in Salt Lake City, engaged in mineral exploration of properties, primarily located in Nevada.

The principal properties of GAM are a series of claims in northeast Nevada, in the southern portion of the Battle Mountain - Eureka Trend, which is also known as the Cortez Trend. These are mainly gold properties but some of the claims are predominately silver, vanadium or molybdenum.

The principal properties include the Phoenix Joint Venture which is a joint venture with Madison Minerals, Inc, who are the operator and have a 60% interest. GAM holds the remaining 40%. GAM also controls additional adjoining properties in this area. This property is adjacent to the Phoenix-Fortitude open-pit project owned and operated by Newmont Mining. The newly revived and expanded Phoenix-Fortitude mine hosts 8.5 million ounces of gold and 660 million pounds of copper in reserves and is expected to produce between 300,000 and 350,000 ounces of gold annually over at least a 15-year mine life.

GAM also has several properties in Eureka Country along the mineralized trend south of Cortez. These include the Mountain Boy and the Treasure Hill properties.

To the east - in the southern portion of the parallel Carlin Trend - GAM controls the Black Kettle properties in Elko County - which is a large vanadium bearing property with some gold showings.

The Letter of Intent executed on February 19, 2007, allowed the Company 60 days to review the properties and create an acceptable evaluation of the said properties.

The Company is continuing its review of the properties and other corporate assets of GAM as well as continuing with discussion with major shareholders, debenture holders, and management.

The Company is attempting to come to an agreement with GAM for a potential merger of the two companies.

At March 31, 2007, the Company had funds on hand of $40,011.

The Company recognizes that it does not have sufficient funds on hand to finance its operations on an ongoing basis. The Company futher recognizes that it is dependent on the ability of its management team to obtain the necessary working capital in order to complete projects started and operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its exploration efforts and adversely affect its results of operations.

Results of Operations
--------------------------------------------------------------------------------

In the three months ended March 31, 2007, the Company incurred a loss of $ $357,113 vs. a loss of $ $523,014 for the three months ended March 31, 2006. The loss for the nine months ending March 31, 2007 was $642,773 vs. $821,811 for March 31, 2006. Expenses in total are somewhat lower in the nine months ending March 31, 2007 primarily because of a reduction in general administrative expenses of $170,000 to $71,989 vs. $240,994 the previous year.

Exploration costs are almost identical but the current year includes $114,000 in exploration costs in Beowawe Nevada. Costs in Indonesia on the NUP are reduced over the previous year as the Company assesses its options regarding continued development of the NUP property. A consulting report has been received from SRK Consulting Inc and which management is using to assess its options.

Consulting and professional fees are about 10% lower than in 2006 at $307,919 at March 31, 2007 vs. $330,258 for the nine months ended March 31, 2006. .

The Company recognizes that it will require additional capital in order to continue the exploration program on NUP. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2007 there were 76,587,064 shares outstanding as compared to 74,322,064 shares outstanding at March 31, 2006. There were 2,915,000 shares issued in the nine months ending March 31, 2007 and there were 550,000 shares previously issued and subsequently cancelled. This resulted from termination of consulting agreements with two separate parties. The result is the issuance of net shares of 2,365,000 during the period.

The Company has current accounts payable of $145,211 including the sum of $113,500 owing to Atna Resources Inc as a result of the cancellation of the Beowawe Nevada Exploration Agreement. Loans payable to related parties at March 31, 2007 amount to $93,820 compared to $20,450 for the nine months ending March 31, 2006. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at March 31, 2007 amounted to $40,011. The Company is aware that additional financing will be required in order to continue its drilling program on NUP should additional drilling be mandated. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the nine months ended March 31, 2007, the Company received a subscription agreement for $100,000. The Company is currently in the process of issuing 1,666,665 restricted common shares regarding this subscription agreement. The stock is being issued at $0.06 per share.

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

The Company at May 8, 2007 had 76,587,064 shares outstanding.

The Company does not have sufficient cash at the present time to continue its program of drilling on its projects. It will require additional funds during the year which will have to come from either additional private placements and/or loans from shareholders. There is no assurance that either will be successful.

Inflation has not been a factor during the period ending March 31, 2007.

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

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.


Part II - Other Information

Item 1 .- Legal Proceedings:     There are no proceedings to report.

Item 2. - Unregistered Sales of Equity Securities.  None

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

APOLO GOLD & ENERGY, INC.

Dated: May 14, 2007


/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary