Form 10KSB
period 2007-06-30
APOLO GOLD & ENERGY INC.
filed 2007-10-15
CIK 1040721

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
     1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

                     Issuer's telephone number: 604-970-0901

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
                                      Yes   X   No
                                   ---     ---

State issuer's revenues for most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 50,814,794 shares) based on the average bid and asked price as of September 15,2007 being $.04 per share: $2,032,592.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,253,729 shares of Common Stock as of September 20, 2007.

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
in Caracas Venezuela, to acquire the diamond and gold mining concession in
Southern Venezuela known as Codsa 13, located in the Gran Sabana Autonomous
Municipality, State of Bolivar, Venezuela. The agreement on CODSA 13 was amended on April 19, 2001, tested until July 31, 2001 and subsequently cancelled in
August 2001 because of poor testing results. The subsidiary company in Venezuela has been dormant since 2001 and will not be reactivated.

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
Apolo is entitled to recover all of its development costs on the "NUP" including property payments before the partner with 20% can participate. The property owner has and continues to work closely with Apolo management re development of the property and his assistance is invaluable.

The total purchase price for "NUP" is $375,000. To date the Company has made payments amounting to $250,000 on the property, with a balance remaining of
$125,000. The Company is obligated to make semi-annual payments in March and
September each year of $25,000 payment until the balance owing is retired. These payments were deferred this past year as the Company and the property owner continue to assess its options regarding further drill targets.

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

During the period May 15 to October 31, 2006, the Company drilled a total of 7 holes on the NUP property. The driller had problems with his equipment and the rods being used. This resulted in breakdowns in the program and he was unable to reach the depth necessary as advised by the geologist and the consultant on site.

The results showed only 2 holes hit mineralized zones out of 7 holes drilled. As a result the drilling data was inconclusive and it was determined that additional drilling was required and to greater depth. A total of approximately
3,000 ft of drilling was carried out it was determined that better drilling equipment was required for further drilling.

The Company consultant is negotiating with the Property owner regarding further drilling and to date, a definitive plan has not been completed.

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

Operations

The Company has no employees at the mine site near Bandar Lampung, Sumatra but has a mine manager on site working with the Property Owner. All employees were paid as required under Indonesian law and are available should a work program be finalized and implemented. The mine manager has the mechanical, structural and welding skills needed to maintain the equipment on site.

Management of the project is under the direction of the Mine Manager.

The Company's head office is in Vancouver B.C. where the Company leases space at
#1209-409 Granville St. V6C 1T2. The Company also maintains an office in Bandar
Lampung, Sumatra.

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

     7.   There are currently 78,253,729 common shares outstanding at September
          15, 2007 out of a total authorized capital of 200,000,000 shares.
          There are 121,746,271 shares of the Company unissued. The Board of
          Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons, it may in the future attempt to issue shares to acquire properties, equipment, or other products, or for corporate purposes.
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

Company's Office

The Company's head office is at #1209-409 Granville St, Vancouver, BC, Canada
V6C 1T2. Its telephone number is 604-687-4150 and 250-923-1398. The Company also maintains an office in Bandar Lampung, Sumatra, Indonesia.

ITEM 2 - Description of Property

Location and Title

On April 16, 2002, the Company acquired the mining rights to a gold/silver property from Pt. Napal Umbar Picung known as "NUP". This gold-silver property is located 48 kilometers south west of Bandar Lampung on the Island of Sumatra,
Indonesia. This is a 733.9 hectare gold-silver property referred to as KP Number
KW. 098PP325. The property has a mineral tenure license for exploration and exploitation and is held in the name of Napal Umbar Picung, a requirement under
Indonesian law. The KP is in good standing and has been in existence for 10 years. The property is in good standing and all payments required to date,
$250,000, have been made. The total purchase price for mining rights to the NUP property is $375,000 and currently, a balance of $125,000 is outstanding.
Payments due in September 2006 and March 2007 were not made, in consultation with the property owners as the Company paid certain land taxes on behalf of the property owners who in turn agreed to defer the payment in September to the end of the contract. Payments due in March 2007 and in September 2007 have been put on hold pending completion of negotiations with the property owners regarding continued drilling on the property.

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

        Quarter Ended     High Bid           Low Bid
        -------------     --------           -------
        Sept 30, 2006       $0.07             $0.07
        Dec  31, 2006       $0.06             $0.06
        March 31,2007       $0.06             $0.06
        June 30, 2007       $0.05             $0.05

As of September 19,2007, there were 53 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks. As of September 19, 2007, there are
54,055,468 shares in broker/dealer accounts.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

The Company has outstanding options from previous plans adopted.

In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. At the present time there are still 1,000,000 options outstanding and they are held by two directors. Mr. Dinning, a director, has 700,000 stock options, Mr. Kelleway, a director, has 300,000. Mr. Kelleway's option is at
$0.08 per share while the option of Mr. Dinning is at $0.14 per share.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. At the present time there are still 100,000 options outstanding and they are held by
Robert Lee, director, for 100,000 shares. The price on these options was $0.09 per share.

In December, 2002, Stock Option Plan #3 was created for 7,500,000 shares. At the present time there are no options outstanding. The price for these options was
$0.054 per share.

In September, 2003, Stock Option Plan #4 was created for 10,000,000 shares. All shares in this plan have been exercised. The price on these options was $0.06 per share

In June, 2004, Stock Option Plan #5 was created for 5,000,000 shares. At the present time, there are still 3,500,000 options outstanding and they are held by
Mr. Dinning, 1,000,000, and the balance is held by Mr. Little. The price for Mr.
Dinning is $0.16 while the options for Mr. Little are at $0.08 per share.

In May, 2005, Stock Option Plan #6 was approved by shareholders at a general
Shareholders' meeting who also approved the issuance of 2,000,000 stock options to Mr. Dinning at $0.08 per share.
 In May 2006, Stock Option Plan #7 was created for 8,000,000 shares. There are still 2,350,000 options outstanding and they are held by Mr. Dinning,600,000 shares, Mr. Little, 750,000 shares, and Mr. Bojtos, 1,000,000 shares. The price for the above options is $0.08 per share.

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

Equity compensation plans
approved by security            2,000,000                  0.09                   0
holders

Equity compensation plans
not approved by security        6,950,000                  0.13               1,875,000
holders

Total                           8,950,000                  0.12               1,875,000

The directors in total, hold 5,700,000 of the outstanding options of 8,950,000 at June 30, 2007 and a consultant, and an advisor to the board hold the remaining 3,250,000 options.

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
The Company issued 100,000 restricted common shares to Atna Resources Ltd on
November 17, 2005 as part of the Joint Venture Agreement. The program required the Company to spend a minimum of $250,000 in the first year of a four year exploration program. The second year program calls for $350,000, the third year calls for $450,000 and the fourth year calls for $650,000.

The Company hired a consulting geologist who carried out some exploration for the first year of drilling on Beowawe property. The Company identified potential drill targets but was unable to raise the necessary capital to fulfill its obligations with Atna Resources Ltd. On February 14, 2007, the Company signed an agreement with Atna Resources Ltd wherein it forfeited all right and interest in the Beowawe property and agreed to settle obligations of $249,142 with Atna
Resources Ltd. Of this total amount, the debt of $135,622 is being settled by issuance of 2,200,000 restricted common shares while the balance of $113,520 will be settled once additional financing is secured by the Company.

The Company recognizes it may not have sufficient funds to carry out its
Existing and future programs and there is no assurance that the necessary funds required will be acquired.

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

SRK Consulting of Lakewood Colorado were hired to carry out a preliminary study on the property and one of their consultants visited the property. The Company decided not to pursue the project.

In February 2007 the Company entered into a Letter of Intent with Great American
Minerals, Inc (GAM) of Salt Lake City Utah regarding a possible merger of companies. GAM has several exploration projects, mainly in Nevada at different degrees of development and after extensive meetings, and negotiations, the
Company decided to let its agreement expire as the parties were unable to agree on various matters going forward.

The Company continues to pursue opportunities in the natural resource industry in order to enhance its value.

Results of Operations - Period From July 01, 2006 to June 30, 2007

REVENUES: The Company had no revenues in the past fiscal year as it focused on continued exploration of the adit on NUP by completing necessary testing, including trenching, sampling, and preparation for further drilling.

EXPENSES:
During the fiscal year ending June 30, 2007 the Company had exploration costs of
$ 403,372 as compared to $401,981 the previous year. This covered exploration costs on NUP, Beowawe and costs pertaining to analysis of a property in Sichuan
Province in China. This included the cost of all consultants engaged regarding the development of the properties, all property payments, underground adit costs, and the cost of trenching, mapping, drilling, and labor costs, etc. The
Company committed to expenditures on Beowawe in Nevada during the past year and because of cash constraints, was unable to continue to fulfill its obligations under its contract with Atna Resources Ltd. On February 16, 2007, the Company confirmed in writing its obligations to Atna under its agreement and the parties mutually agreed to terminate the contract. The Company agreed to pay to Atna
Resources Ltd, the sum of $113,520 for work completed on the Beowawe project and agreed to pay a further $135,622 by way of issuance of 2,200,000 restricted common shares of stock. Beyond this transaction, the Company has no further obligations under its contract with Atna Resources Ltd.

Overall, Company expenses decreased to $878,825 in the year ending June 30, 2007 as compared to $1,404,004 in the previous fiscal year. General and administrative expenses have declined to $120,781 in the current year compared to $343,118 in the previous fiscal year. Consulting and professional fees have increased by $77,107 to $354,672 compared to $277,565 as a result of outside consultants involved in the NUP project analysis.

The current fiscal year had no stock compensation charges whereas the previous year incurred a charge of $381,340 as stock compensation expense.

Expenses for the year related primarily to exploration costs re the Napal Gold
Property in Indonesia, the Beowawe Property in Nevada and expenses incurred to date regarding the Memorandum of Understanding signed with Guangxi Taifu Gold
Mining Ltd, in Pingwu County of Sichuan Province, Peoples Republic of China. The
Company also engaged the services of SRK Consulting (U.S.) Inc of Lakewood
Colorado to review and comment on current heap leach operations currently being performed by Guangxi Taifu Gold Mining Ltd as well as an overview assessment of the NUP property in Indonesia. A consultant from SRK visited the NUP site and reviewed the overall geology with management on site as well as with the Company
CEO.

The Company continues to carefully control its expenses, and intends to seek additional financing both for current and projects currently under consideration. There is no assurance that the Company will be successful in its attempts to raise additional capital. The Company is currently negotiating with various parties regarding additional financing. The outcome of this is uncertain at this time.

The Company has no employees in its head office at the present time other than it's Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants. The mine site does not employs any people at this time except the
Mine Manager who remains on site.

                                       10

Cash on hand at June 30, 2007 was $17,616 compared to $197,177 in 2006 and the
Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. Loans and advances are fully secured and the Company expects these to be settled in the near future.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from shareholders of the Company.

At September 19, 2007, the Company had 78,253,729 shares of common stock
Outstanding, and has raised total capital to date of approximately $ 6,900,000.

During the year, the Company raised a total of $100,000 by way of sale of common stock. In comparison, a total of $859,344 was raised the previous year. The funds assisted in the underground development of the adit on the NUP property, exploration on Beowawe in Nevada, and commencement of work on Sichuan property in China.

Included in accounts payable at June 30, 2007 is the sum of $135,622 owing to
Atna Resources Ltd regarding cancellation of the Beowawe agreement. This debt will be resolved by issuance of 2,200,000 restricted common shares to Atna
Resources Ltd. The remaining accounts payable and amounts due to related parties will be paid when additional financing is secured.

The Company is aware that it will require additional capital during the current fiscal year to assist in the development of its property. It intends to seek additional capital by private placement, loans or a combination of both.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2007.
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

Board of Directors
Apolo Gold & Energy, Inc.
Vancouver, British Columbia

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Apolo Gold &
Energy, Inc. (formerly known as Apolo Gold, Inc.), an exploration stage company and Nevada corporation, as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold & Energy, Inc.
as of June 30, 2007 and 2006, and the results of its operations, stockholders equity (deficit) and its cash flows for the years then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of
America.

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

/s/  Williams & Webster, P.S.
--------------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 28, 2007

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,       June 30,
ASSETS                                                             2007           2006
                                                               -----------    -----------
     CURRENT ASSETS
         Cash                                                  $    17,616    $   197,177
         Security deposit                                               --          4,955
         Advances and loans receivable                              12,075         28,500
                                                               -----------    -----------
              Total Current Assets                                  29,691        230,632
                                                               -----------    -----------

     FIXED ASSETS
         Mining equipment                                           95,174         95,174
         Less accumulated depreciation                             (45,396)       (30,077)
                                                               -----------    -----------
                                                                    49,778         65,097
                                                               -----------    -----------

TOTAL ASSETS                                                   $    79,469    $   295,729
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $   275,450    $    26,964
         Loans payable, related parties                            152,530         20,450
                                                               -----------    -----------
              Total Current Liabilities                            427,980         47,414
                                                               -----------    -----------

     COMMITMENTS AND CONTINGENCIES                                      --             --
                                                               -----------    -----------

     STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, 200,000,000 shares authorized, $0.001
              par value; 78,253,729 and 74,222,064 shares
              issued and outstanding, respectively                  78,254         74,222
         Additional paid-in capital                              6,825,874      6,554,406
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (5,389,787)    (4,517,461)
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (348,511)       248,315
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $    79,469    $   295,729
                                                               ===========    ===========

    The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------

                                                                                           Period from
                                                                                          April 16, 2002
                                                                                          (Inception of
                                                            Year Ended     Year Ended   Exploration Stage)
                                                             June 30,        June 30,         Through
                                                               2007           2006         June 30, 2007
                                                           ------------    ------------    -------------

REVENUES                                                   $         --    $         --              --
                                                           ------------    ------------    -------------

EXPENSES
     Consulting and professional fees                           348,172         277,565       1,497,768
     Exploration costs                                          403,372         401,981       2,448,362
     Stock compensation expense                                      --         381,340         381,340
     General and administrative expenses                        120,781         343,118         885,123
                                                           ------------    ------------    -------------
        TOTAL EXPENSES                                          872,325       1,404,004       5,212,593
                                                           ------------    ------------    -------------

LOSS FROM OPERATIONS                                           (872,325)     (1,404,004)     (5,212,593)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --        (177,193)
                                                            ------------    ------------    -------------

LOSS FROM OPERATIONS                                           (872,325)     (1,404,004)     (5,389,786)

INCOME TAXES                                                         --              --              --
                                                           ------------    ------------    -------------

NET LOSS                                                   $   (872,325)   $ (1,404,004)   $ (5,389,786)
                                                           ============    ============    =============

NET LOSS PER SHARE, BASIC AND DILUTED:                     $      (0.01)   $       (0.02)
                                                           ============    =============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     75,349,484      66,364,822
                                                           ============    =============

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
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                           Common Stock                            Accumulated     Accumulated    Accumulated      Total
                                                       ----------------------     Additional      Deficit Prior   Deficit During    Other       Stockholders'
                                                        Number                      Paid-in       to Exploration  Exploration    Comprehensive    Equity
                                                       of Shares     Amount         Capital          Stage           Stage         Income        (Deficit)
                                                       -----------------------    -----------     --------------  --------------  ------------- ------------
Balance Forward - June 30, 2005                        57,326,552   $  57,326      $4,746,493     $(1,862,852)    $(3,113,457)    $         -   $ (172,490)

Issuance of stock for services at $0.06 per share       1,805,000       1,805         116,695               -               -               -       118,500

Issuance of stock for property acquisition at
  $0.16 per share                                       1,100,000       1,100          64,900               -               -               -        66,000

Options exercised for cash at $0.07 per common share    1,000,000       1,000          69,000               -               -               -        70,000

Options exercised as payment for services from
   $0.07 to $0.10 per share common share                1,300,000       1,300         112,700               -               -               -       114,000

Stock issued for cash at $0.10 per share                5,600,000       5,600         554,400               -               -               -       560,000

Issuance of stock for debt from $0.06 to $0.10
   per share                                            3,726,125       3,726         281,899               -               -               -       285,625

Stock issued for cash from $0.09 to $0.105 per share    2,364,387       2,365         226,979               -               -               -       229,344

Stock options granted                                           -           -         381,340               -               -               -       381,340

Net loss for the year ended June 30, 2006                       -           -               -               -      (1,404,004)              -    (1,404,004)
                                                      ------------  ----------   ------------    -------------   -------------  -------------  -------------

Balance, June 30, 2006                                 74,222,064   $   74,222   $  6,554,406      (1,862,852)   $ (4,517,461)  $           -  $    248,315

Issuance of stock for services at $0.10 per share          90,000          90           8,910               -               -               -         9,000

Issuance of stock for debt at $0.06 per share             725,000         725          42,775               -               -          43,500

Issuance of stock for services from $0.08 to
  $0.09 per common share                                2,100,000       2,100         170,400               -               -               -       172,500

Common shares cancelled at $0.09 per share                550,000        (550)        (48,950)              -               -               -       (49,500)

Issuance of stock for cash at $0.06 per share           1,666,665       1,667          98,333               -               -               -       100,000

Net loss for the year ended June 30, 2007                      --          --              --               -        (872,325)              -      (872,325)
                                                       ----------     -------     -----------      ----------    ------------      ----------    ----------

Balance, June 30, 2007                                 78,253,729     $78,254     $ 6,825,874      (1,862,852)   $ (5,389,787)     $        -    $ (348,511)
                                                       ==========     =======     ===========      ==========    ============      ==========    ==========

    The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

                                                                                                Period
                                                                                                 from
                                                                                               April 16,
                                                                                                 2002
                                                                                              (Inception
                                                                                                  of
                                                                                              Exploration
                                                                 Year            Year           Stage)
                                                                 Ended           Ended          Through
                                                                June 30,        June 30,       June 30,
                                                                  2007           2006            2007
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $  (872,325)   $(1,404,004)   $(5,389,786)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
               Depreciation                                         15,320         13,310         45,397
               Loss on sale of mining equipment                         --             --        177,193
               Options exercised for services                           --        114,000        276,691
               Stock issued for current debt                        43,500        285,625        470,041
               Stock issued for officer's wages and services       132,000        118,500        252,700
               Stock issued for professional services                   --             --        247,060
               Stock issued for exploration costs                       --         66,000        711,000
               Stock options granted                                    --        381,340        381,340
               Expenses paid on behalf of Company                       --             --         42,610
      Decrease (increase) in:
          Prepaid expenses                                              --          2,280             --
          Security deposits                                          4,954         (4,954)            --
          Loans and advance receivable                              16,425         (3,500)       (12,075)
      Increase (decrease) in:
          Accounts payable                                         248,486          6,738        259,970
          Accrued expenses                                              --        (93,500)        (5,807)
          Accrued payables, related parties                        132,080       (138,421)        89,457
                                                               -----------    -----------    -----------
Net cash (used) by operating activities                           (279,561)      (656,587)    (2,454,210)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                          --         (9,047)       (95,174)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from related party loans                             --             --         57,733
      Proceeds from borrowings                                          --         84,937
      Proceed from subscription receivable                              --             --         25,000
      Proceeds from sale of common stock                           100,000        859,344      2,397,835
                                                               -----------    -----------    -----------
Net cash provided  by financing activities                         100,000        859,344      2,565,505
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (179,561)       193,710         16,120

Cash, beginning of period                                          197,177          3,467          1,496
                                                               -----------    -----------    -----------

Cash, end of year                                              $    17,616    $   197,177    $    17,616
                                                               ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Note receivable from sale of mining equipment            $        --    $        --    $    45,000

    The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc. formerly known as Apolo Gold, Inc. (hereinafter
"the Company") was incorporated in March of 1997 under the laws of the State of
Nevada primarily for the purpose of acquiring and developing mineral properties.
The Company conducts operations primarily from its administrative offices in
Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary has had no financial transactions since 2001 and is no longer active.

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

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share are the same, as inclusion of common stock equivalents would be anti-dilutive.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Concentration of Risk
---------------------
The Company maintains its cash accounts in primarily one commercial bank in
Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the Company's business checking account, which is maintained in United States dollars, is not insured. At June
30, 2007 and 2006, $17,616 and $197,177 were at risk.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2007 and 2006, the
Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exploration Stage
-----------------
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, which is not yet in production.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

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

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of
$872,325 for the year ended June 30, 2007 and has an accumulated deficit of
$7,252,639 since inception of the Company. The Company currently has no operating mining properties, has no revenues, and has limited cash resources.

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

Impaired Asset Policy
---------------------
In October 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The
Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. As of June 30, 2007 and 2006, no impairment was deemed necessary.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its dormant subsidiary, Apologold C.A. There has been no activity in Apologold
C.A. since 2001 and the company has been abandoned.

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

At June 30, 2007, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $2,393,370 principally arising from approximate net operating loss carry forward of $7,252,639 for income tax purposes, which expire in the years 2015 through 2027. As management of the
Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2007 and June 30, 2006 were as follows:

                                                  June 30, 2007    June 30, 2006
                                                   -----------      -----------
Net operating loss carry forward                   $ 7,252,639      $ 6,380,000
                                                   ===========      ===========

Deferred tax asset                                 $ 2,393,370      $ 2,105,000
Deferred tax asset valuation allowance             $(2,393,370)     $(2,105,000)
                                                   -----------      -----------
Net deferred tax asset                             $        --      $        --
                                                   ===========      ===========

The change in the allowance account from June 30, 2006 to June 30, 2007 was
$288,370.

Reclamation Costs
-----------------
Management believes reclamation costs at its mining sites will be minimal.
Posting of a reclamation bond has not been required at this time.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In June 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after
December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 158, "Employers' Accounting for Defined
Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements
No. 87, 88, 106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter
"SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements.
This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 159, "The Fair Value Option for Financial
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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser. The company is in exploration stage and has not generated any mineral sales to date.

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
25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in
Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to
AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock
Ownership Plans." The Company recognized nil and $381,340 in stock compensation expense in the fiscal year ending June 30, 2007 and June 30, 2006 respectively.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

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

As of June 30, 2007, in accordance with the aforementioned agreement, the
Company had paid $225,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000. The payment due September 15, 2006 of $25,000 was deferred to March 31, 2007 by mutual consent of the parties. The payment due March 15, 2007 of $25,000 has not yet been made as the parties are negotiating probable changes to the Napal Gold Property Agreement.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

On September 21, 2005, the Company entered into an Exploration Agreement with
Option for Joint Venture on the "Beowawe Project" in Nevada. This Agreement was
executed with Atna Resources Inc, of Vancouver BC Canada in regard to exploration on the Beowawe Property located in Lander and Eureka Counties,
Nevada. Under terms of the Agreement, Atna Resources Inc granted the Company the exclusive right to acquire an undivided 55% interest in the Beowawe Property by expending a total of $1,700,000 within a four year period. The first year exploration requirement was $250,000. The Company did not complete the required work program in the allotted time period and subsequently negotiated a cancellation of the Agreement signed on February 14, 2007. Under terms of the cancellation, the Company is required to pay to Atna the sum of $113,520 plus issue 2,200,000 shares of common stock valued at $135,622.

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

Depreciation expense for the year ended June 30, 2007 and 2006 was $15,320 and
$13,310 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

                                                  June 30,        June 30,
                                                    2007            2006
                                                  --------        --------
     Equipment                                    $ 95,174        $ 95,174
     Accumulated depreciation                      (45,396)        (30,077)
                                                  --------        --------
     Net assets                                   $ 49,778        $ 65,097
                                                  ========        ========

NOTE 5 - PREFERRED STOCK

The Company's directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of June 30, 2007 and 2006, the Company has
no shares issued and outstanding.

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
June 30, 2007
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

During the year ending June 30, 2007, 1,666,665 shares of common stock were purchased at $0.06 per share for cash of $100,000. In addition, options to purchase 2,100,000 of common stock at a price between $0.08 and $0.09 per share were exercised in exchange for services valued at $129,500 and options to purchase 90,000 of common shares at a price of $0.10 per share were exercised in exchange for services valued at $9,000. 550,000 options issued for services in fiscal year June 30, 2006 were cancelled due to incompletion of services.

During the year ending June 30, 2007, the Company issued 725,000 common stock shares for payment of debt of $43,500. The stock was valued at $0.06 per share.

During the year ended June 30, 2006, options to purchase 1,000,000 shares of common stock for cash of $70,000 at a price of $0.07 were exercised. In addition, 5,600,000 common shares were purchased at $0.10 per share for cash of
$560,000. A total of 2,364,387 common shares were sold pursuant to the registration statement at an average price of $0.97 per share for net proceeds of $229,344.

During the year ended June 30, 2006, the Company also issued 1,100,000 common stock shares for property valued at $66,000, 3,726,125 shares for $285,625 of debt, and 3,105,000 for services valued at $232,500.

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
June 30, 2007
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
                                              issued              exercise price         future issuance
   Equity compensation plans not         upon exercise of         of outstanding           under equity
   approved by security holders        outstanding options            options           compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                          1,000,000           $ 0.14                             -
  2002 stock option plan                            200,000           $ 0.10                             -
  2003 stock option plan                                  0           $    0                             -
  2004  and  2004A  stock
  option plans                                    3,500,000           $ 0.16                             -
  2005 stock option plan                          2,000,000           $ 0.09                             -
  2006 stock option plan                          2,250,000           $ 0.09                     1,875,000
                                       ---------------------                            -------------------
  Total                                           8,950,000                                      1,875,000
                                       =====================                            ===================

The following is a summary of stock option activity:

                                            Number of Shares   Weighted Average
                                                                 Exercise Price
                                          ------------------   ----------------
  Outstanding at June 30, 2006                   9,350,000                 0.11
  Granted                                        4,000,000                 0.08
  Exercised                                     (2,300,000)                0.08
                                          ------------------   ----------------
  Outstanding at June 30, 2006            $     11,050,000      $          0.11
  Granted                                           90,000
  Exercised                                      2,190,000
                                          ------------------   ----------------
  Outstanding at June 30, 2007            $      8,950,000
                                          ==================   ================
Weighted average fair value of options                                     0.08
                                                               ================

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

During the fiscal year ending June 30, 2007, the Company granted 90,000 options.
Of the options issued, 2,190,000 were exercised during the year ended June 30,
2007. These options were issued for services valued at $180,500.

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

                                                              Year Ended
                                                             June 30, 2005
                                                         -----------------
     Net Loss:
              As reported                                $      (1,018,361)
              Pro forma                                  $      (1,338,361)
     Basic and diluted net loss per share:
              As reported                                $          (0.02)
                 Pro forma                               $          (0.02)

The fair value of each option granted is estimated on the grant date using the
Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value for 2007 and 2006: risk-free interest rate is 4%, volatility is 159.76%, and expected life is 1.5 to 5 years. No options were granted in 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------
The Company leases office facilities in Vancouver, British Columbia under a two year operating lease expiring February 28, 2008 that provides for monthly payments of approximately $1,900 in U.S. dollars. During the year ended June 30,
2007, lease expense totaled $21,249.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(An Exploration Stage Company)
June 30, 2007
--------------------------------------------------------------------------------

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2007 includes $17,616 of cash in
Canada and $95,174 of equipment,($49,778, net of depreciation) primarily in
Indonesia. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the
Company's operations.

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

Dutchess Private Equities Fund, II, LP
--------------------------------------
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

On or about June 30, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

     (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Peter Bojtos        58   Director Chairman,President & CEO               2006
Robert G. Dinning   68   Director Chief Financial Officer, Secretary     2000
Robert E. Lee       72   Director                                        1997
David Yu            51   Director                                        2006
Glenn Kelleway      46   Director                                        2005

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

Mr. Bojtos is a director of several resource companies, including Yukon-Nevada
Gold Corp Fischer-Watt Gold Co, Tournigan Gold Corp and US Gold Inc.

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

David Yu

Mr. Yu is a resident of Hong Kong and is an experienced independent financial professional with over 30 years experience in the securities, Commodities, and foreign exchange trading business. He has previously been employed by Rothschild
& Sons, Shearson American Express and Citibank. He is an international consultant who assists the Chinese government in the negotiation of long-term agreements with oil producing countries in Africa. He focuses primarily in
Chinese government-backed investment in economic development, trade and infrastructure projects for these countries. He is working on similar arrangements in South America and in Indonesia.

Mr.Yu acquired 5,600,000 restricted common shares of the Company in a transaction that closed in January 2006. Mr. Yu became a director in March 2006.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or
Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2007 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all
Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

During 2006, Mr. Martial Levasseur resigned as a Director and as President and
CEO. Mr. Levasseur was a founder of the Company and had spent over 40 years in the mining industry. Mr. Rodney Kincaid also resigned during the year to concentrate on his various business interests. Additions to the Board of
Directors in 2006 were Peter Bojtos and David Yu. There were no changes during the fiscal year ending June 30, 2007.

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

Item 10. Executive Compensation

     The following table shows for the fiscal years ending June 30, 2007, 2006 and 2005, the compensation awarded or paid by the Company to its Chief Executive
Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

                                       16

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
                                                                     Long Term Compensation
 ----------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                 Awards              Payouts
-----------------------------------------------------------------------------------------------------------------
                             Other Annual Securities
                                          Salary  Compensation ($)  Underlying
Name and Principle Position        Year     ($)                     Options (#)       All Other Compensation ($)
-----------------------------------------------------------------------------------------------------------------
Peter Bojtos  President/CEO      2007     60,000                       Nil                    500,000
Peter Bojtos  President/CEO      2006     25,000       0             1,500,000 Common             0
-----------------------------------------------------------------------------------------------------------------
Robert Dinning CFO               2007     60,000                       Nil                    500,000
Robert Dinning CFO               2006     60,000                       Nil                        0
-----------------------------------------------------------------------------------------------------------------
Martial Levasseur President/CEO  2005     36,000                       Nil                        0
-----------------------------------------------------------------------------------------------------------------

Above options for 1,000,000 were cancelled in February, 2005. Above options totaling 500,000 were exercised in February 2007.

--------------------------------------------------------------------------------------------------------------
Option Grants in Last Fiscal Year June 30, 2007 - Nil
--------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2007 and as of June 30, 2006.

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
Aggregate Option Exercises in Last Fiscal Year and Option Values
---------------------------------------------------------------------------------------------------------------------
                                     Value       Number of Securities Underlying
                        Shares       Realized    Unexercised Options at FY-End    Value of Unexercised In-the Money
                        Acquired on  at FY-End   June 30, 2006  (#)               Options at June 30, 2006  (1)
Name                    Exercise (#) ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Peter Bojtos             500,000                 1,000,000 shares
Robert Dinning,          500,000          0      4,300,000 Shares/                 $0
CFO, Director                                    Exercisable
---------------------------------------------------------------------------------------------------------------------
Robert Lee,              100,000          0     100,000 Shares/                    $0
Secretary, Dir.                                  Exercisable
Glen Kelleway                Nil                300,000 Shares
---------------------------------------------------------------------------------------------------------------------

     (1) Option value based on the difference between the exercise price of unexercised options and the closing sale price of $0.04 per share on September
19, 2007.

Compensation of Directors

     Standard Arrangements: The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

     Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control
Arrangements

The Company's CEO and CFO do have employment agreements.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 78,253,729 shares of common stock outstanding as of September 15,
2007 and of Management assuming the exercise of outstanding options held by management.

Title of  Name and Address(1)     Position         Amount and Nature     % of
Class     Beneficial Owner                        of Beneficial Owner    Class
--------  -------------------    ----------        -------------------  -------
Common    Peter Bojtos           Director, CEO       1,500,000 (2)        1.92%
          Robert Dinning         Director, CFO       6,703,333 (3)        8.57%
          Robert Lee             Director            2,585,602 (4)        3.30%

          David Yu               Director            6,100,000 (7)        7.80
          Glen Kelleway          Director              300,000 (5)        0.38%
          Brant Little           Consultant          3,250,000 (6)        4.15%
          All officers and Directors
          as a Group (6 persons)                    20,438,935           26.12%

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

(4)  Includes a stock option of 100,000 common shares, exercisable at $0.09 per share until June 30, 2007.

(5)  Holdings consist of a stock option of 300,000 common shares, exercisable at
     $0.08 per share until May 15, 2010.

(6)  Includes a stock option for 250,000 common shares, exercisable at $0.054 per share until Dec 2, 2007, a stock option for 1,000,000 common shares, exercisable at $0.16 Per share until June 10, 2009 and a stock option for
     1,000,000 common shares, Exercisable at $0.08 per share until February 2,
     2010 and 1,000,000 common shares at $0.08 per share until February 1, 2111.

(7)  Includes an option at $0.08 per share until Feb 2, 2010 for 500,000 shares.

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
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.

B. Reports on Form 8-K:

     None

Item 14.  Principal Accountant Fees And Services

Williams & Webster PS, Certified Public Accountants, are the Company's
independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2007. Williams & Webster PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster PS was paid aggregate fees of approximately $ 23,000 and
$27,000 for the fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Williams & Webster PS was not paid any additional fees for the fiscal year ended June 30, 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster PS was not paid any aggregate fees for the fiscal year ended June 30, 2007 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Williams & Webster PS was paid no other fees for professional services during the fiscal year ended June 30, 2007

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 12, 2007
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

Signature                       Title                     Date
---------                       -----                     ----

/s/ Peter Bojtos
------------------------
Peter Bojtos               Chairman,President, CEO,       October 12, 2007
                           Director

/s/ Robert G. Dinning
------------------------
Robert G. Dinning          Chief Financial Officer,
                           Secretary, Director            October 12, 2007

/s/ Robert E. Lee
------------------------
Robert E. Lee              Director                       October 12, 2007

------------------------
David  Yu                  Director

------------------------
Glenn Kelleway             Director

