Form 10QSB
period 2007-09-30
APOLO GOLD & ENERGY INC.
filed 2007-11-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30 2007

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

                           #12-1900 Indian River Cr.
                              North Vancouver, BC V7G 2R1
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

As of Nov 9, 2007, the Registrant had 80,453,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

Item 1. Financial Statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                              September 30,    June 30,
                                                                   2007         2007
ASSETS                                                         (unaudited)
                                                               -----------    -----------
    CURRENT ASSETS
         Cash                                                  $     1,818    $    17,616
         Loan receivable                                             5,060         12,075
                                                               -----------    -----------
             Total Current Assets                                    6,878         29,691
                                                               -----------    -----------

    FIXED ASSETS
         Mining equipment                                           95,174         95,174
         Less accumulated depreciation                             (49,226)       (45,396)
                                                                              -----------
                                                               -----------    -----------
                                                                    45,948         49,778
                                                               -----------    -----------

TOTAL ASSETS                                                   $    52,826    $    79,469
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
         Accounts payable and accrued expenses                 $   149,520    $   275,450
         Loans payable, related parties                            176,970        152,530
                                                               -----------    -----------
             Total Current Liabilities                             326,490        427,980
                                                               -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                       --             --
                                                               -----------    -----------

    STOCKHOLDERS' DEFICIT
         Common stock, 200,000,000 shares authorized, $0.001
             par value; 80,453,729 and 78,253,729 shares
             issued and outstanding, respectively                   80,454         78,254
         Additional paid-in capital                              6,959,296      6,825,874
         Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
         Deficit accumulated during exploration stage           (5,450,562)    (5,389,787)
                                                               -----------    -----------

         TOTAL STOCKHOLDERS' DEFICIT                              (273,663)      (348,511)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    52,826    $    79,469
                                                               ===========    ===========


     The accompanying condensed notes are an integral part of these interim financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Period from
                                                                                           April 16, 2002
                                                                                            (Inception of
                                                                                             Exploration
                                                                 Three Months Ended            Stage)
                                                                    September 30,                To
                                                            ----------------------------    September 30,
                                                                 2007            2006           2007
                                                             (unaudited)     (unaudited)     (unaudited)
                                                            ------------    ------------    ------------
REVENUES                                                    $         --    $         --    $         --
                                                            ------------    ------------    ------------


EXPENSES
      Consulting and professional fees                            37,053          46,640       1,534,821
      Exploration costs                                              182          66,343       2,448,544
      Stock compensation                                              --              --         381,340
      General and administrative expenses                         23,540          21,455         908,663
                                                            ------------    ------------    ------------
           TOTAL EXPENSES                                         60,775         134,438       5,273,370
                                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                                             (60,775)       (134,438)     (5,273,369)

OTHER INCOME (EXPENSE)
      Loss on sale of mining equipment                                --              --        (177,193)
                                                            ------------    ------------    ------------

LOSS FROM OPERATIONS                                             (60,775)       (134,438)     (5,450,562)

INCOME TAXES                                                          --              --              --
                                                            ------------    ------------    ------------

NET LOSS                                                    $    (60,775)   $   (134,438)   $ (5,450,562)
                                                            ============    ============    ============


      NET LOSS PER SHARE, BASIC AND DILUTED                 $         nil   $        nil
                                                             ============   ============

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     78,397,207      74,222,064
                                                            ============    ============


         The accompanying condensed notes are an integral part of these interim financial statements.


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Period from
                                                                                          April 16, 2002
                                                                                           (Inception of
                                                                                            Exploration
                                                                 Three Months Ended           Stage)
                                                                    September 30,               To
                                                             --------------------------    September 30,
                                                                 2007            2006          2007
                                                             (unaudited)     (unaudited)    (unaudited)
                                                             -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $   (60,775)   $  (134,438)   $(5,450,562)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
             Depreciation                                          3,830          3,100         49,226
             Loss on sale of mining equipment                         --             --        177,193
             Options exercised for services                           --             --        276,691
             Stock issued for current debt                            --             --        470,041
             Stock issued for officer's wages and services            --             --        252,700
             Stock issued for professional services                   --             --        247,060
             Stock issued for exploration costs                  135,622             --        846,622
             Stock options granted                                    --             --        381,340
             Expenses paid on behalf of Company                       --             --         42,610
     Decrease (increase) in:
         Loans and advance receivable                              7,015         (5,000)        (5,060)
     Increase (decrease) in:
         Accounts payable                                       (125,930)       (11,665)       134,040
         Accrued expenses                                             --         23,821         (5,807)
         Accrued payables, related parties                        24,440             --        113,897
                                                             -----------    -----------    -----------
Net cash (used) by operating activities                          (15,798)      (124,182)    (2,470,009)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         --             --        (95,174)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                            --             --         57,733
     Proceeds from borrowings                                         --             --         84,937
     Proceed from subscription receivable                             --        100,000         25,000
     Proceeds from sale of common stock                               --             --      2,397,835
                                                             -----------    -----------    -----------
Net cash provided  by financing activities                            --        100,000      2,565,505
                                                             -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  (15,798)       (24,182)           322

Cash, beginning of year                                           17,616        197,177          1,496
                                                             -----------    -----------    -----------

Cash, end of year                                            $     1,818    $   172,995    $     1,818
                                                             ===========    ===========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Note receivable from sale of mining equipment           $        --    $        --    $    45,000


     The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2007
--------------------------------------------------------------------------------


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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2007.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2007, the Company had a negative working capital of $319,612, recurring losses, and an accumulated deficit of $7,313,414, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. The Company's website contains detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2007
--------------------------------------------------------------------------------

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

NOTE 3 - COMMON STOCK

During the three months ending September 30, 2007, the Company issued 2,200,000 shares of common stock, to Atna Resources Ltd in debt settlement of $135,622 resulting from cancellation of the Beowawe Mineral Property Agreement in Nevada with Atna Resources Ltd. This increased share capital outstanding to 80,453,729 shares.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2007
--------------------------------------------------------------------------------

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:


                                                              Weighted Average
                                            Number of Shares   Exercise Price
                                           -----------------  ----------------
Options exercisable at June 30, 2007       $     11,050,000   $          0.11
Granted                                              90,000
Exercised                                         2,190,000
                                           -----------------  ----------------
Outstanding at September 30, 2007                 8,950,000
                                           =================  ================

Weighted average fair value of options                        $          0.08
                                                              ----------------

At September 30, 2007, there were no additional options issued.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 16, 2002, the Company executed an agreement for the mining rights to Nepal Umbar Picung, known as "NUP". The KP number KW. 098PP325, is a mineral tenement license allowing both exploration and exploitation on the property. This agreement called for payments of $25,000 semi-annually until the sum of $375,000 was paid. To date $225,000 has been paid. The payment of September 15, 2006 was deferred to the end of the agreement in lieu of services provided by the Company. The Company has an 80% interest.

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

The Company commenced drilling on the first three holes of its targeting drilling program in late May 2006. The first hole was planned for 150 meters but the rods broke at 45 meters and the casing was lost in the hole. The second hole was planned for 130 meters and the drilling contractor encountered problems at the 85 meter level and had to abandon the hole.

Hole #3 got to 112 meters when the rods were again lost and unrecoverable. The plan here was to drill an additional 20 meters to intercept the vein. At this point the contractor removed the drill rig from operation as it was clearly not sufficient for the task at hand and in turn brought in a bigger drill rig. This occurred in late July and by early August 2006 the crew was ready to continue with the program. Because of lost rods, etc, the contractor bore almost all of the cost as the breakdowns were the contractors' risk under the terms of its contract with Apolo.

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

After review of the various results, and a review of the vein model to date, the Company decided to hire a structural geologist from SRK Consulting Inc - Toronto office. The SRK geologist visited NUP in November 2006, met with the Company geologist and the mine manager, reviewed the core, visited the site and examined the workings, drill targets to date, the adit, etc. He advised that he would return to North America and review the original Boronowski report, discuss his observations with Mr. Bojtos, and submit a report. The Company has received this report from SRK Consultants and is still assessing its options regarding further drilling on the NUP property.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. The September 2006 payment was deferred to the end of the agreement because the Company paid certain property taxes on behalf of the NUP property owners. The March 15, 2007 payment has not yet been made as the Company is in discussions with NUP regarding continuing drilling on the property. To date no decision has been made regarding a further drill program. The Company is utilizing a consulting report received from SRK Consulting regarding the NUP property.

On September 22, 2005 the Company executed an Exploration Agreement with Atna Resources Ltd, of Vancouver B.C. regarding their Beowawe Project in Nevada. This 2,100 acre property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

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

The Company was unable to arrange the necessary financing to carry out this exploration program and in February 2007, negotiations were completed with Atna to terminate the Agreement. The Company has issued 2,200,000 restricted common shares to Atna in settlement of debt of $135,622 while the sum of $113,520 is still outstanding.

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

The Company continues to seek out gold mining opportunities in China and is in ongoing talks with parties regarding business opportunities in China.

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

The Letter of Intent executed on February 19, 2007, allowed the Company 60 days to review the properties and create an acceptable evaluation of the said properties. This Letter of Intent was later extended to June 22, 2007.

The Company had numerous discussions with the principals of GAM and hired a consulting geologist to visit some of the properties in Nevada. Ultimately the Company decided not to seek an extension of the Letter of Intent beyond June 22, 2007 as the parties were not close on the terms of a Definitive Agreement.


At September 30, 2007, the Company had funds on hand of $1,818.

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

The Company terminated its lease at September 30, 2007 and moved its operations to #12 - 1900 Indian River Cr, North Vancouver B.C. V7G 2R1. There were no liabilities associated with the termination.

Results of Operations
--------------------------------------------------------------------------------

In the three months ended September 30, 2007, the Company incurred a loss of $ $60,775 vs. a loss of $ $134,438 for the three months ended September 30, 2006. Expenses in the quarter ending September 30, 2007 were minimal as the Company continues to evaluate a program for NUP and continues to explore alternative opportunities. There were only nominal exploration expenses of $182 in the quarter ending September 30, 2007 vs. $66,343 spent on exploration in the three months ending September 30, 2006.

Consulting and professional fees are somewhat lower at $37,053 in the quarter ending September 30, 2007 vs. $46,640 for the quarter ending September 30, 2006.

At September 30, 2007 there were 80,453,729 shares outstanding as compared to 74,222,064 shares outstanding at September 30, 2006. There were 2,200,000 shares issued in the three months ending September 30, 2007 which is in settlement of debt of $135,622 owing to Atna Resources Ltd. There remains the sum of $113,250 still owing to Atna.

The Company has current accounts payable of $149,520 including the sum of $113,500 owing to Atna Resources Inc. Loans payable to related parties at September 30, 2007 amount to $176,970 compared to $44,271 for the three months ending September
30, 2006 and $152,530 at June 30, 2007. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at September 30, 2007 amounted to $1,818. The Company is aware that additional financing will be required in order to continue its drilling program on NUP should additional drilling be mandated. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as necessary in the development of its Sumatra property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the three months ended September 30, 2007, issued 2,200,000 restricted common shares to Atna Resources Ltd in settlement of debt of $135,622 regarding a drilling program for the Beowawe Project in Nevada. This contract was terminated in February, 2007, and the Company still has a debt owing to Atna Resources Ltd of $113,250.

The Company has limited liquidity at September 30, 2007 as its cash position has decreased to $1,818 vs. $172,995 at September 30, 2006. The Company also has a loan receivable that it expects to collect shortly. The Company currently does not have sufficient funds to continue drilling at NUP. It will require additional funds during the year which will have to come from either additional private placements and/or loans from shareholders. There is no assurance that either will be successful.

The Company at November 5, 2007 had 80,453,729 shares outstanding compared to 74,222,064 at September 30, 2006.

Inflation has not been a factor during the period ending September 30, 2007.

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

APOLO GOLD & ENERGY, INC.

Dated: November 14, 2007


/s/Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary