Form 10QSB
period 2007-12-31
APOLO GOLD & ENERGY INC.
filed 2008-02-14
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2007

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

       Registrant's telephone number, including area code: (604) 970-0901

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

As of Feb 1,2008, the Registrant had 80,453,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

Item 1. Financial Statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                                 2007         June 30,
ASSETS                                                       (unaudited)        2007
                                                             -----------    -----------
    CURRENT ASSETS
       Cash                                                  $     5,605    $    17,616
       Loan receivable                                             2,060         12,075
                                                             -----------    -----------
           Total Current Assets                                    7,665         29,691
                                                             -----------    -----------

    FIXED ASSETS
       Mining equipment                                           95,174         95,174
       Less accumulated depreciation                             (53,056)       (45,396)
                                                             -----------    -----------
                                                                  42,118         49,778
                                                             -----------    -----------

TOTAL ASSETS                                                 $    49,783    $    79,469
                                                             ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
    CURRENT LIABILITIES
       Accounts payable and accrued expenses                 $   160,197    $   275,450
       Loans payable, related parties                            210,474        152,530
                                                             -----------    -----------
           Total Current Liabilities                             370,671        427,980
                                                             -----------    -----------

    COMMITMENTS AND CONTINGENCIES                                     --             --
                                                             -----------    -----------

    STOCKHOLDERS' DEFICIT
       Common stock, 200,000,000 shares authorized, $0.001
           par value; 80,453,729 and 78,253,729 shares
           issued and outstanding, respectively                   80,454         78,254
       Additional paid-in capital                              6,959,296      6,825,874
       Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
       Deficit accumulated during exploration stage           (5,497,786)    (5,389,787)
                                                             -----------    -----------

       TOTAL STOCKHOLDERS' DEFICIT                              (320,888)      (348,511)
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    49,783    $    79,469
                                                             ===========    ===========


     The accompanying condensed notes are an integral part of these interim financial statements.


                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    Period
                                                                                                                     from
                                                                                                                   April 16,
                                                                                                                     2002
                                                                                                                  (Inception
                                                                                                                      of
                                                      Three Months Ended               Six Months Ended           Exploration
                                                          December 31,                    December 31,            Stage) To
                                                  ----------------------------    ----------------------------   December 31,
                                                       2007           2006           2007             2006           2007
                                                   (unaudited)     (unaudited)    (unaudited)      (unaudited)    (unaudited)
                                                  ------------    ------------    ------------    ------------    ------------
REVENUES                                          $         --    $         --    $         --    $         --    $         --
                                                  ------------    ------------    ------------    ------------    ------------

EXPENSES
     Consulting and professional fees                   45,650          47,203          82,703          93,843       1,580,471
     Exploration costs                                      --          71,147             182         137,490       2,448,544
     Stock Compensation                                     --              --              --              --         381,340
     General and administrative expenses                 1,575          32,872          25,115          54,327         910,238
                                                  ------------    ------------    ------------    ------------    ------------
         TOTAL EXPENSES                                 47,225         151,222         107,999         285,660       5,320,592
                                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (47,225)       (151,222)       (107,999)       (285,660)     (5,320,592)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                       --              --              --              --        (177,193)
                                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   (47,225)       (151,222)       (107,999)       (285,660)     (5,497,785)

INCOME TAXES                                                --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

NET LOSS                                               (47,225)       (151,222)       (107,999)       (285,660)     (5,497,785)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)               --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                       $    (47,225)   $   (151,222)   $   (107,999)   $   (285,660)   $ (5,497,785)
                                                  ============    ============    ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED        $        nil    $        nil    $      (0.01)   $  (0.01)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED:                             80,453,729      74,222,064      79,353,729      74,222,064
                                                  ============    ============    ============    ============


     The accompanying condensed notes are an integral part of these interim financial statements.

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             Period
                                                                                              from
                                                                                            April 16,
                                                                                              2002
                                                                                           (Inception
                                                                                               of
                                                                                           Exploration
                                                                   Six Months Ended        Stage) To
                                                                      December 31,        December 31,
                                                                  2007           2006         2007
                                                               (unaudited)   (unaudited)   (unaudited)
                                                               ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $ (107,999)   $ (134,438)   $(5,497,786)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
               Depreciation                                         7,660         3,100         53,056
               Loss on sale of mining equipment                        --            --        177,193
               Options exercised for services                          --            --        276,691
               Stock issued for current debt                           --            --        470,041
               Stock issued for officer's wages and services           --            --        252,700
               Stock issued for professional services                  --            --        247,060
               Stock issued for exploration costs                 135,622            --        846,622
               Stock options granted                                   --            --        381,340
               Expenses paid on behalf of Company                      --            --         42,610
      Decrease (increase) in:
           Loans and advance receivable                            10,015        (5,000)        (2,060)
      Increase (decrease) in:
           Accounts payable                                      (115,253)      (11,665)       144,717
           Accrued expenses                                            --        23,821         (5,807)
           Accrued payables, related parties                       57,944            --        147,401
                                                               ----------    ----------    -----------
Net cash (used) by operating activities                           (12,011)     (124,182)   ( 2,466,222)
                                                               ----------    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                         --            --        (95,174)
                                                               ----------    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from related party loans                            --            --         57,733
      Proceeds from borrowings                                         --            --         84,937
      Proceed from subscription receivable                             --       100,000         25,000
      Proceeds from sale of common stock                               --            --      2,397,835
                                                               ----------    ----------    -----------
Net cash provided  by financing activities                             --       100,000      2,565,505
                                                               ----------    ----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (12,011)      (24,182)         4,109

Cash, beginning of year                                            17,616       197,177          1,496
                                                               ----------    ----------    -----------

Cash, end of year                                              $    5,605    $  172,995    $     5,605
                                                               ==========    ==========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Note receivable from sale of mining equipment            $       --    $       --    $    45,000


         The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2007
--------------------------------------------------------------------------------


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

These statements should be read in conjunction with the Company's Annual Report on Form 10KSB for the year ended June 30, 2007.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations since inception. At December 31, 2007, the Company had a negative working capital of $363,006, recurring losses, and an accumulated deficit of $7,360,638, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2007
--------------------------------------------------------------------------------


Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital.

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

NOTE 3 - COMMON STOCK

During the six months ending December 31, 2007, the Company issued 2,200,000 shares of common stock, to Atna Resources Ltd for exploration costs incurred of $135,622 with Atna Resources Ltd. This increased the share capital outstanding at December 31, 2007 to 80,453,729 shares.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2007
--------------------------------------------------------------------------------

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                      Weighted Average
                                              Number of Shares         Exercise Price
                                              ----------------        ----------------
  Options exercisable at June 30, 2007        $     11,050,000        $           0.11
  Granted                                               90,000                      --
  Exercised                                          2,190,000                      --
                                              ----------------        ----------------
  Outstanding at December 31, 2007                   8,950,000                    0.11
                                              ================        ================
Weighted average fair value of options                                $           0.08
                                                                      ----------------

For the six months ended December 31, 2007, there were no additional options issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 16, 2002, the Company executed an agreement for the mining rights to Nepal Umbar Picung, known as "NUP". The KP number KW. 098PP325, is a mineral tenement license allowing both exploration and exploitation on the property. This agreement called for payments of $25,000 semi-annually until the sum of $375,000 was paid. To date $225,000 has been paid. The payment of September 15, 2006 was deferred to the end of the agreement in lieu of services provided by the Company. The payments due March 15, 2007 and September 15, 2007 have not been made.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Apolo Gold & Energy Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Initially it pursued mineral properties in Asia, South America, Central America, and North America. Attempts were made to develop a gold/diamond mining concession in Southeastern Venezuela but these efforts were not successful and development work was terminated in August 2001, and the Company exercised its right to abandon the property and cancel its agreement with its partner in Venezuela.

The Company then pursued property opportunities in Indonesia where management had previously evaluated mineral properties. The Company entered into an agreement on April 16, 2002, for the acquisition of an 80% interest in a property known as the Napal Gold Property, ("NUP"). This property is located about 48 km southwest of Bandar Lampung, Sumatra, Indonesia.

The NUP property consists of 733.9 hectares and possesses a Production Permit (a
KP) # KW. 098PP325. Management implemented a geological mapping, sampling and drilling program in 2003 and completed the first phase in July 2003. The Company completed the drilling of 8 additional holes at NUP in late 2006 and felt its results were inconclusive.

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

In 2006, the Company continued to drift on the adit that runs from west to east, for 270 feet and is designed to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams gold and 875 grams silver per tonne.

The cross-cut reached shaft #4 artisanal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams of gold and 1,350 grams of silver per tonne and where hole NUP 03 - #8 intercepted 8.16 grams of gold and 221 grams of silver per tonne. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

The Company drilled the first three holes of its targeting drilling program in late May 2006. The first hole was scheduled for 150 meters but the rods broke at 45 meters and the casing was lost in the hole. The second hole was planned for 130 meters and the crew encountered problems at the 85 meter level and had to abandon the hole.

Hole #3 got to 112 meters when the rods were lost and unrecoverable. The plan was to drill an additional 20 meters to intercept the vein. At this point the operator decided to remove the drill rig from operation as it was clearly not adequate for the task at hand and the operator in turn brought in a larger drill rig.

Under the direction of the Company's on site geologist, in the fall of 2006 the new rig was moved 300 meters south from where the first three holes were drilled for the drilling of holes #4, 5 and 6. Previous drilling in this area showed significant visible gold. The new rig was more effective and while no rods or casing were lost, the results were inconclusive and subsequent analysis indicated the holes should have been drilled to greater depth.

The rig was then moved about 350 meters north of hole #4, #5 and #6 and the drilling was completed as scheduled. Hole #7 was negligible as it passed through a shear zone and hole #8 intercepted 12 grams of gold and 881 grams of silver per tonne over a one meter width.

After review of the various results, and a review of the vein model to date, the Company hired a structural geologist from SRK Consulting Inc - Toronto office. The SRK geologist visited NUP in November 2006, met with the Company geologist and the mine manager, reviewed the core, visited the site and examined the workings, drill targets to date, the adit, etc. The Company has received this report from SRK Consultants and is assessing its options regarding a further drill program on the NUP property.

The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. To date, the Company has paid $225,000 leaving a balance of $150,000 outstanding. The September 2006 payment was deferred because the Company paid certain property taxes on behalf the NUP property owners who in turn agreed to cancel the September 15, 2006 property payment. The March 15, 2007 and September 30, 2007 payments have not yet been made as the Company is in discussions with NUP regarding continuing work on the property. To date no decision has been made regarding a further drill program.

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

The Company was unable to arrange the necessary financing to carry out this exploration program and in February 2007, negotiations were completed with Atna to terminate the Agreement. The Company has issued 2,200,000 restricted common shares to Atna and the sum of $113,520 remains unpaid.

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

The Company continues to seek out gold mining opportunities in China and is in ongoing talks with parties regarding other business opportunities.

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

The Company had numerous discussions with the principals of GAM and hired a consulting geologist to visit some of the properties in Nevada. Ultimately the Company decided not to seek an extension of the Letter of Intent in June 2007 as the parties were not close on the terms of a Definitive Agreement.


At December 31, 2007, the Company had funds on hand of $5,605.

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

Results of Operations
--------------------------------------------------------------------------------

In the six months ended December 31, 2007, the Company incurred a loss of $107,999 vs. a loss of $ $285,660 for the six months ended December 31, 2006. Expenses in the six months ending December 31, 2007 were significantly lower because there has been no exploration expense in the current year versus $137,490 in exploration expenditures in the six months ending December 31, 2006. Further exploration at the NUP site is on hold until the Company completes its evaluation of data accumulated and determines its best course of action.

Consulting and professional fees for the six months ending December 31, 2007 are $82,703 vs. $93,843 for the six months ending December 31, 2006.

General and administrative expenses are also down significantly at $25,115 at December 31, 2007 vs. $54,327 for the six months ending December 31, 2006.

The Company recognizes that it will require additional capital in order to continue the exploration program on NUP. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2007 there were 80,453,729 shares outstanding which is unchanged from September 30, 2007. At December 31, 2006 there were 78,253,729 shares outstanding. There were 2,200,000 shares issued in September 2007 in reduction of $135,000 in amounts owing to Atna Resources Ltd.

The Company has current accounts payable of $160,197 including the sum of $113,500 owing to Atna Resources Inc as a result of the cancellation of the Beowawe Nevada Exploration Agreement. Loans payable to related parties at December 31, 2007 amounted to $210,474 compared to $63,820 for the six months ending December 31, 2006 and $152,530 at June 30, 2007. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at December 31, 2007 amounted to $5,605. The Company is aware that additional financing will be required in order to continue its drilling program on NUP should additional drilling be mandated. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as necessary in the development of its NUP property in Indonesia.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has limited financial resources at December 31, 2007 with funds on hand of $5,605 vs. $84,794 at December 31, 2006.

During the six months ending December 31, 2007, the Company issued 2,200,000 common shares in partial settlement of debt owing to Atna Resources Inc regarding cancellation of the Beowawe Nevada Exploration Agreement. The Company has current debt of $370,671 including trade payables of $160,197 and loans payable to related parties of $210,474. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ending December 31, 2007.

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

APOLO GOLD & ENERGY, INC.

Dated: February 14, 2008


/s/ Robert G. Dinning
-----------------------
Robert G. Dinning, CFO and Secretary