Form 10QSB
period 2008-03-31
APOLO GOLD & ENERGY INC.
filed 2008-05-15
CIK 1040721

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

As of April 28,2008, the Registrant had 80,453,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

Item 1. Financial Statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,
                                                                   2008          June 30,
ASSETS                                                          (unaudited)       2007
                                                                -----------    -----------
      CURRENT ASSETS
          Cash                                                  $     7,907    $    17,616
          Loan receivable                                                --         12,075
                                                                -----------    -----------
              Total Current Assets                                    7,907         29,691
                                                                -----------    -----------

      FIXED ASSETS
          Mining equipment                                           95,174         95,174
          Less accumulated depreciation                             (56,886)       (45,396)
                                                                               -----------
                                                                -----------    -----------
                                                                     38,288         49,778
                                                                -----------    -----------

TOTAL ASSETS                                                    $    46,195    $    79,469
                                                                ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
      CURRENT LIABILITIES
          Accounts payable and accrued expenses                 $   163,530    $   275,450
          Loans payable, related parties                            244,545        152,530
                                                                -----------    -----------
              Total Current Liabilities                             408,075        427,980
                                                                -----------    -----------

      COMMITMENTS AND CONTINGENCIES                                      --             --
                                                                -----------    -----------

      STOCKHOLDERS' DEFICIT
          Common stock, 200,000,000 shares authorized, $0.001
              par value; 80,453,729 and 78,253,729 shares
              issued and outstanding, respectively                   80,454         78,254
          Additional paid-in capital                              6,959,296      6,825,874
          Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
          Deficit accumulated during exploration stage           (5,538,778)    (5,389,787)
                                                                -----------    -----------

          TOTAL STOCKHOLDERS' DEFICIT                              (361,880)      (348,511)
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    46,195    $    79,469
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

                                            APOLO GOLD, INC.
                                     (An Exploration Stage Company)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                              Period from
                                                                                                             April 16, 2002
                                                  Three Months Ended              Nine Months Ended          (Inception of
                                                        March 31,                      March 31,            Exploration Stage)
                                              ----------------------------    ----------------------------          To
                                                  2008            2007            2008            2007        March 31 2008
                                               (unaudited)     (unaudited)     (unaudited)    (unaudited)      (unaudited)
                                              ------------    ------------    ------------    ------------    ------------
REVENUES                                      $         --    $         --    $         --    $         --    $         --
                                              ------------    ------------    ------------    ------------    ------------

EXPENSES
     Consulting and professional fees               33,678         214,076         116,380         307,919       1,614,149
     Exploration costs                                  --         125,375             177         262,865       2,448,539
     Stock compensation expense                         --              --              --              --         381,340
     General and administrative expenses             7,319          17,662          32,434          71,989         917,557
                                              ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                              40,997         357,113         148,991         642,773       5,361,585
                                              ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (40,997)       (357,113)       (148,991)       (642,773)     (5,361,584)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                   --              --              --              --        (177,193)
                                              ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (40,997)       (357,113)       (148,991)       (642,773)     (5,538,778)

INCOME TAXES                                            --              --              --              --              --
                                              ------------    ------------    ------------    ------------    ------------

NET LOSS                                      $    (40,997)   $   (357,113)   $   (148,991)   $   (642,773)   $ (5,538,778)
                                              ============    ============    ============    ============    ============

     NET LOSS PER SHARE, BASIC AND DILUTED    $       0.00    $       0.00    $       0.00    $      (0.01)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING, BASIC AND DILUTED:     80,453,729      75,828,731      79,765,729      74,685,276
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


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Period from
                                                                                          April 16, 2002
                                                                   Nine Months Ended      (Inception of
                                                                       March 31,         Exploration Stage)
                                                              --------------------------         To
                                                                 2008            2007      March 31, 2008
                                                              (unaudited)    (unaudited)    (unaudited)
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $  (148,991)   $  (642,773)   $(5,538,778)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation                                         11,490         11,489         56,886
              Loss on sale of mining equipment                         --             --        177,193
              Options exercised for services                           --         53,000        276,691
              Stock issued for current debt                            --             --        470,041
              Stock issued for officer's wages and services            --        129,000        252,700
              Stock issued for professional services                   --             --        247,060
              Stock issued for exploration costs                  135,622             --        846,622
              Stock options granted                                    --             --        381,340
              Expenses paid on behalf of Company                       --             --         42,610
      Decrease (increase) in:
          Loans and advance receivable                             12,075            500             --
      Increase (decrease) in:
          Accounts payable                                       (111,920)       118,247        148,050
          Accrued expenses                                             --             --         (5,807)
          Accrued payables, related parties                        92,015         73,370        181,472
                                                              -----------    -----------    -----------
Net cash (used) by operating activities                            (9,709)      (257,167)    (2,463,920)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                         --             --        (95,174)
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from related party loans                            --             --         57,733
      Proceeds from borrowings                                         --             --         84,937
      Proceed from subscription receivable                             --        100,000         25,000
      Proceeds from sale of common stock                               --             --      2,397,835
                                                              -----------    -----------    -----------
Net cash provided  by financing activities                             --        100,000      2,565,505
                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                    (9,709)      (157,167)         6,411

Cash, beginning of year                                            17,616        197,177          1,496
                                                              -----------    -----------    -----------

Cash, end of year                                             $     7,907    $    40,011    $     7,907
                                                              ===========    ===========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Note receivable from sale of mining equipment           $        --    $        --    $    45,000


            The accompanying condensed notes are an integral part of
                       these interim financial statements.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2008
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

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

The interim Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These interim Consolidated Financial Statements should be read in conjunction with the Conso9lidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

Exploration Stage Activities
----------------------------
The Company has been in the exploration stage since its formation in March 1997 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no revenues and has suffered material recurring losses of $7,401,630 from operations since inception. At March 31, 2008, the Company had a negative working capital of $400,168 from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2008
--------------------------------------------------------------------------------

Continuation of the Company is dependent on obtaining additional financing. Management has and is continuing to raise additional capital from various sources. The Company's website contains detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required.

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

Fair Value Measurements
-----------------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS NO. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides juidance for using fiar value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fiar value, the information used to measure fiar value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS 157 will have on the financial statements.

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

NOTE 3 - COMMON STOCK

During the nine months ending March 31, 2008, the Company issued 2,200,000 shares of common stock, to Atna Resources Ltd in debt settlement of $135,622 resulting from cancellation of the Beowawe Mineral Property Agreement in Nevada with Atna Resources Ltd. This increased share capital outstanding at March 31, 2008 to 80,453,729 shares.

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

APOLO GOLD & ENERGY, INC.
(Formerly known as Apolo Gold, Inc.)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2008
--------------------------------------------------------------------------------


There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                         Weighted Average
                                                 Number of Shares         Exercise Price
                                                 ----------------        ----------------
  Options exercisable at June 30, 2007           $     11,050,000        $           0.11
  Granted                                                  90,000                      --
  Exercised                                             2,190,000                      --
                                                 ----------------        ----------------
  Outstanding at March 31, 2008                         8,950,000                    0.11
                                                 ================        ================

Weighted average fair value of options                                   $           0.08
                                                                         ----------------

At March 31, 2008, there were no additional options issued.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 16, 2002, the Company executed an agreement for the mining rights to Nepal Umbar Picung, known as "NUP". The KP number KW. 098PP325 is a mineral tenement license allowing both exploration and exploitation on the property. This agreement called for payments of $25,000 semi-annually until the sum of $375,000 was paid. To date $225,000 has been paid. The payment of September 15, 2006 was deferred to the end of the agreement in lieu of services provided by the Company. The Company has an 80% interest. Payments due March 15, 2007, September 15, 2007 and March 15, 2008 have not been made as the Company is in the process of determining its program going forward.

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

During the nine months ended March 31, 2007, the Company spent $262,865 on exploration of its MUP property in Sumatra. For the nine months ended March 31, 2008, expenditures were reduced to $177 as the Company did not have exploration funds available. The Company mine manager still resides in Lampung on the island of Sumatra and he is in regular discussion with Pt. Napal Umbar Picung, and its president, Mr. Syachrodji, regarding future work on the NUP property. Pt. Mapal are the owners of the NUP property.

In addition to NUP, management has reviewed alternative other resource opportunities in the nine months ending March 31, 2008 but have not as yet been successful in completing a definitive agreement. The Company continues to review alternative opportunities, primarily outside of North America and said review is ongoing.

The lack of exploration funds at March 31, 2007 also affected the financing of Beowawe in Nevada and the ultimate debt owing to Atna Resources Ltd under the terms of the Exploration Agreement with Atna. The amount still owing to Atna is $113,250 and the Company does not have the resources to retire this debt.

The Company carried out an underground exploration adit at the NUP property to crosscut over to the Camp Zone. The first vein was intersected early in 2005 and in 2006, the Company continued to drift on the adit that runs from west to east, for 270 feet with the plan being to cross-cut the north-south striking mineralized zone. When the cross-cut intercepted vein #1, a drift was mined for 160 feet south along the vein. Channel samples were taken from selected sites along the drift to test the vein and grab samples were taken from muck piles. The average of the muck samples was 13.5 grams gold and 875 grams silver per tonne. The cross-cut reached shaft #4 artisanal mining area where previous drilling in NUP 03 - #3 intercepted two meters of 64.6 grams of gold and 1,350 grams of silver per tonne and where hole NUP 03 - #8 intercepted 8.16 grams of gold and 221 grams of silver per tonne. These intercepts were both at 150 feet below the surface. The assays reflect the high grade nature of the vein.

The Company drilled the first three holes of its targeted drilling program in late May 2006. The first hole was scheduled for 150 meters but the rods broke at 45 meters and the casing was lost in the hole. The second hole was planned for 130 meters and the crew encountered problems at the 85 meter level and had to abandon the hole. Hole #3 got to 112 meters when the rods were lost and unrecoverable. The plan was to drill an additional 20 meters to intercept the vein. At this point the operator removed the drill rig from operation as it was clearly not adequate for the task at hand and a larger drill rig was brought in.

Under the direction of the Company's on site geologist, in the fall of 2006 the new rig was moved 300 meters south from where the first three holes were drilled for the drilling of holes #4, 5 and 6. Previous drilling in this area showed significant visible gold. While the new rig was more effective the results were inconclusive and subsequent analysis indicated the holes should have been drilled to greater depth.

The rig was then moved about 350 meters north of hole #4, #5 and #6 and the drilling was completed as scheduled. Hole #7 was negligible as it passed through a shear zone and hole #8 intercepted 12 grams of gold and 881 grams of silver per tonne over a one meter width.

After review of the various results, and a review of the vein model to date, the Company hired a structural geologist from SRK Consulting Inc - Toronto office. The SRK geologist visited NUP in November 2006, met with the Company geologist and the mine manager, reviewed the core, visited the site and examined the workings, drill targets to date, the adit, etc. The Company has reviewed the report from SRK Consultants and is assessing its options regarding a further drill program on the NUP property and is discussing such with the property owners.

On September 22, 2005 the Company executed an Exploration Agreement with Atna Resources Ltd, of Vancouver B.C. regarding their Beowawe Project in Nevada. This 2,100 acre property is located 5 miles southeast of the Mule Canyon Mine owned by Newmont, where significant portions of its Mule Canyon property grade in excess of 1 ounce gold per ton.

In addition to the basic terms, the Company was required to undertake a work commitment of $250,000 in the first year of a 4 year commitment. The total work commitment amounted to $1,700,000 and with ancillary Underlying Agreements, total expenditures were expected to bring the total cost to $2,200,000

Under the terms of the Agreement with Atna, 100,000 restricted common shares were issued to Atna and a payment of $60,000 was forwarded to Atna on January 25, 2006 per terms of the Agreement. A finders' fee of 1,000,000 common shares was also paid out regarding the execution of the definitive Joint Venture Agreement and agreement to proceed.

As mentioned earlier, the Company was unable to arrange the necessary financing to carry out this exploration program and in February 2007, negotiations were completed with Atna to terminate the Agreement. The Company issued 2,200,000 restricted common shares to Atna (September 2007) and the sum of $113,520 remains owing to Atna. There is no assurance the Company will be able to raise the necessary funds to retire this obligation. The agreement on NUP calls for semi-annual payments of $25,000 each for six years totaling $375,000. The Company has paid $225,000 to date leaving a balance of $150,000 outstanding. The September 2006 payment was deferred because the Company paid certain property taxes on behalf the NUP property owners who in turn agreed to cancel the September 15, 2006 property payment. The March 15, 2007 and September 30, 2007 and March 15, 2008 payments have not yet been made as the Company is in discussions with NUP regarding continuing work on the property. To date no decision has been made regarding a further drill program.

At March 31, 2008, the Company had funds on hand of $7,907.

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


Results of Operations
--------------------------------------------------------------------------------

In the nine months ended March 31, 2008, the Company incurred a loss of $148,991 vs. a loss of $ $642,773 for the nine months ended March 31, 2007.

Expenses in the nine months ending March 31, 2008 were significantly lower because there has been nominal exploration expense in the current year of $177 versus $262,865 in exploration expenditures in the nine months ending March 31, 2007. Further exploration at the NUP site is on hold until the Company completes its evaluation of data accumulated and determines its best course of action. The manager of operations for the Company is still at the NUP site and is assisting in on going discussions. This evaluation has not yet been completed.

Consulting and professional fees for the nine months ending March 31, 2008 are $116,380 vs. $307,919 for the nine months ending March 31, 2007.

General and administrative expenses are also down significantly at $32,434 at March 31, 2008 vs. $71,989 for the nine months ending March 31, 2007.

The Company recognizes that it will require additional capital in order to continue the exploration program on NUP should the drilling program be continued. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2008 there were 80,453,729 shares outstanding which is unchanged from December 31, 2007. At March 31, 2007 there were 76,587,064 shares outstanding. During the current fiscal year, 2,200,000 shares were issued (September 2007) in reduction of debt of $135,000 owing to Atna Resources Ltd.

The Company has current accounts payable of $163,530 including the sum of $113,500 owing to Atna Resources Inc as a result of the cancellation of the Beowawe Nevada Exploration Agreement. Loans payable to related parties at March 31, 2008 amounted to $244,545 compared to $152,530 for the nine months ending March 31, 2007. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at March 31, 2008 amounted to $7,907. The Company is aware that additional financing will be required in order to continue its drilling program on NUP should additional drilling be mandated. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as necessary in the development of its NUP property in Indonesia.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has limited financial resources at March 31, 2008 with funds on hand of $7,907 vs. $40,011 at March 31, 2007 and $17,616 at June 30, 2007.

During the nine months ending March 31, 2008, the Company issued 2,200,000 common shares in partial settlement of debt owing to Atna Resources Inc regarding cancellation of the Beowawe Nevada Exploration Agreement. This transaction was completed in September 2007. The Company has current debt of $163,530 including trade payables of $159,853 and loans payable to related parties of $244,545. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ending March 31, 2008.

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

There have been no changes in the Company's internal controls or in other factors that have affected or are reasonably likely to affect the internal controls subsequent to the date the Company completed its evaluation.


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

APOLO GOLD & ENERGY, INC.

Dated: May 15, 2008


/s/ Robert G. Dinning
----------------------
Robert G. Dinning, CFO and Secretary