Form 10-K
period 2008-06-30
APOLO GOLD & ENERGY INC.
filed 2008-10-14
CIK 1040721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-27791


                            Apolo Gold & Energy Inc.
                            ------------------------
              (Exact name of small business issuer in its charter)


         Nevada                                       98-0412805
------------------------------               ----------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization


                            #12-1900 Indian River Cresc.
                       North Vancouver, British Columbia V7G 2R1
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                             Accelerated filer   [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [X] No [ ]

State issuer's revenues for most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 65,850,396 shares) based on the average bid and asked price as of October 1, 2008 being $.03 per share: $1,975,512.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,453,729 shares of Common Stock as of October 1, 2008.

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

History
-------

Apolo Gold & Energy Inc, (the Company) was incorporated in March 1997 under the laws of the State of Nevada as Apolo Gold Inc., for the purpose of financing and operating precious metals concessions. In May 2005, the Company amended its articles of incorporation to change the name of the Company to Apolo Gold & Energy Inc.

After incorporation in 1997 the Company focused on precious metals opportunities in Latin and South America. Shortly thereafter the Company formed a subsidiary, Compania Minera Apologold, C.A. a corporation, and on May 18, 1999 the Venezuela subsidiary entered into an agreement with Empresa Proyectos Mineros Goldma, C.A. in Caracas Venezuela, to acquire the diamond and gold mining concession in Southern Venezuela known as Codsa 13, located in the Gran Sabana Autonomous Municipality, State of Bolivar, Venezuela. This project was subsequently cancelled in August 2001 because of poor testing results. The subsidiary company in Venezuela has been dormant since 2001 and will not be reactivated.

On April 16, 2002, the Company executed an agreement with Pt. Metro Astatama, of Jakarta, Indonesia, for the mining rights to a property known as Nepal Umbar Picung ("NUP"), which is located west of Bandar Lampung, on the island of Sumatra, Indonesia. NUP has a KP, Number KW. 098PP325, which is a mineral tenement license for both Exploration and Exploitation. All KP's must be held by an Indonesian entity. The "NUP" is 733.9 hectares in size and Apolo had an 80% interest. Apolo was entitled to recover all of its development costs on the "NUP" including property payments before the partner with 20% could participate. The total purchase price for "NUP" was $375,000. The Company made payments amounting to $250,000 prior to termination of the project.

After general exploration programs including drilling failed to yield the necessary Positive results, the Company discussed various options with the property owner subsequent to its year ending June 30, 2008 and then decided to terminate its agreement with the NUP property and return all exploration rights to the property owners.

The Company's office is in North Vancouver B.C.at #12-1900 Indian River Cresc. V7G 2R1.

Government Regulation
---------------------

The Company is not presently subject to any government regulation other than that of the State of Nevada and pursuant to its obligations under the Securities Exchange Act. The Company is comfortable with the requirements and regulations and will abide by them.

Risk Factors
------------

1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery of precious metals.

2. The Company's success and possible growth will depend on its ability to develop or acquire new business operations.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations. The Company is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4. Competition is more in the area of ability to sell at world prices, that the Company cannot control, and the Company competes for access to the world markets with its products.

5. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

6. There are currently 80,453,729 common shares outstanding at October 1, 2008 out of a total authorized capital of 200,000,000 shares. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company's Office
----------------

The Company's office is at #12-1900 Indian River Cresc., North Vancouver, BC, Canada V7G 2R1. Its telephone number is 604-970-0901.


ITEM 2 - Description of Property

Location and Title
------------------

The Company currently has no exploration properties, having terminated its exploration Agreement on the NUP property in Indonesia.

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

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

        Quarter Ended     High Bid           Low Bid
        -------------     --------           -------
        Sept 30, 2007       $0.04             $0.04
        Dec  31, 2007       $0.04             $0.03
        March 31,2008       $0.04             $0.04
        June 30, 2008       $0.02             $0.02

As of October 6,2008, there were 62 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information
------------------------------------

The Company has outstanding options from previous plans adopted.

In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. At the present time there are still 1,000,000 options outstanding and they are held by two directors. Mr. Dinning, a director, has 700,000 stock options, Mr. Kelleway, a former director, has 300,000. Mr. Kelleway's option is at $0.08 per share while the option of Mr. Dinning is at $0.14 per share.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. At the present time there are still 100,000 options outstanding and they are held by Robert Lee, a former director, for 100,000 shares. The price on these options was $0.09 per share.

In December, 2002, Stock Option Plan #3 was created for 7,500,000 shares. At the present time there are no options outstanding. The price for these options was $0.054 per share.

In September, 2003, Stock Option Plan #4 was created for 10,000,000 shares. All shares in this plan have been exercised. The price on these options was $0.06 per share

In June, 2004, Stock Option Plan #5 was created for 5,000,000 shares. At the present time, there are still 3,500,000 options outstanding and they are held by Mr. Dinning, 1,000,000, and the balance is held by a former advisor. The price for Mr. Dinning is $0.16 while the other options at $0.08 per share.

In May, 2005, Stock Option Plan #6 was approved by shareholders at a general Shareholders' meeting who also approved the issuance of 2,000,000 stock options to Mr. Dinning at $0.08 per share.

In May 2006, Stock Option Plan #7 was created for 8,000,000 shares. There are still 2,350,000 options outstanding and they are held by Mr. Dinning, 600,000 shares, a former advisor, 750,000 shares, and Mr. Bojtos, 1,000,000 shares. The price for the options under Plan #7 above options is $0.08 per share.

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

The directors in total, hold 5,800,000 of the outstanding options of 8,950,000 at June 30, 2008.


ITEM 6 Selected Financial Data

As a smaller business issuer, the Company is not required to include this Item.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation

General Overview
----------------

Apolo Gold & Energy Inc. ("Company") was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, ("NUP"). This property is located 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consists of
733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325. The terms of the Napal Gold Property called for a total payment of $375,000 US over a six-year period. Company paid $250,000 over the past 5 years and subsequent to the year ending June 30, 2008 the Company terminated its agreement on the NUP property and returned all exploration rights to the owner.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance its value.

Results of Operations - Period From July 01, 2007 to June 30, 2008

REVENUES:
The Company had no revenues in the past fiscal year.

EXPENSES:
During the fiscal year ending June 30, 2008 the Company had exploration costs of $886 as compared to $403,372 the previous year. This related to exploration costs on NUP.

Overall, Company expenses decreased to $232,323 in the year ending June 30, 2008 as compared to $872,325 in the previous fiscal year. General and administrative expenses have declined to $78,850 in the current year compared to $120,781 in the previous fiscal year. Consulting and professional fees have decreased to $152,587 in the current year from $348,172 in 2007.

There was no stock compensation charges in either 2008 or 2007.

Expenses for the year related primarily to evaluation of options available re the Napal Gold Property in Indonesia, and seeking out other options in the resource Industry.

The Company continues to carefully control its expenses, and intends to seek additional financing both for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

The Company has no employees in its head office at the present time other than it's Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at June 30, 2008 was $5,803 compared to $17,616 in 2007 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from shareholders of the Company.

At October 6, 2008, the Company had 80,453,729 shares of common stock Outstanding, and has raised total capital to date of approximately $ 7,000,000.

During the year, the Company did not raise any funds compared to $100,000 raised In 2007 by way of sale of common stock.

Included in accounts payable of $148,691 at June 30, 2008 is the sum of $113,520 owing to Atna Resources Ltd regarding cancellation of the Beowawe agreement. The Company retired additional $135,622 debt owning to Atna by issuance of 2,200,000 restricted common shares. The remaining accounts payable of $35,171 and accrued expenses of $31,320 include fees and expenses due to former related parties, sundry professional fees and various trade accounts outstanding.

Amounts due to Related Parties of $269,817 are due to current officers and directors of the Company

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2008. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements

I. Vellmer Inc.
Chartered Accountant*
--------------------------------------------------------------------------------
                                                      721-602 W. Hastings Street
                                                        Vancouver, B.C., V6B 1P2

                                                     Tel:           604-687-3773
                                                     Fax:           604-687-3778
                                               E-mail:   vellmer @ i-vellmer.ca
                                          * denotes an incorporated professional




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

We have audited the accompanying balance sheet of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2008 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the year ended June 30, 2008 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                     "I Vellmer Inc."
October 6, 2008                                   Chartered Accountant

Board of Directors
Apolo Gold & Energy, Inc.
Vancouver, British Columbia



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of Apolo Gold & Energy, Inc. (formerly known as Apolo Gold, Inc.), an exploration stage company and Nevada corporation, as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apolo Gold & Energy, Inc. as of June 30, 2007, and the results of its operations, stockholders equity (deficit) and its cash flows for the year then ended and for the period from April 16, 2002 (inception of exploration stage) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 28, 2007



                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                            June 30,        June 30,
                                                              2008            2007
                                                           -----------    -----------
CURRENT ASSETS
     Cash                                                  $     5,803    $    17,616
     Loan receivable                                                --         12,075
                                                           -----------    -----------
           Total Current Assets                                  5,803         29,691
                                                           -----------    -----------

FIXED ASSETS
     Mining equipment (Note 4)                                  95,174         95,174
     Less accumulated depreciation                             (95,174)       (45,396)
                                                           -----------    -----------
                                                                    --         49,778
                                                           -----------    -----------

                                                           $     5,803    $    79,469
                                                           ===========    ===========


CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $   180,011    $   275,450
     Loans payable, related parties (Note 5)                   269,817        152,530
                                                           -----------    -----------
           Total Current Liabilities                           449,828        427,980
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES                                       --             --
                                                           -----------    -----------

STOCKHOLDERS' DEFICIT (Notes 6 and 7)
     Common stock, 200,000,000 shares authorized, $0.001
           par value; 80,453,729 and 78,253,729 shares
           issued and outstanding, respectively                 80,454         78,254
     Additional paid-in capital                              6,930,374      6,825,874
     Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
     Deficit accumulated during exploration stage           (5,592,002)    (5,389,787)
                                                           -----------    -----------

     TOTAL STOCKHOLDERS' DEFICIT                              (444,026)      (348,511)
                                                           -----------    -----------

                                                           $     5,803    $    79,469
                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            Period from
                                                                                           April 16, 2002
                                                                                           (Inception of
                                                           Year Ended      Year Ended    Exploration Stage)
                                                            June 30,        June 30,          Through
                                                              2008            2007         June 30, 2008
                                                           ------------    ------------    ---------------
REVENUES                                                   $         --    $         --    $            --
                                                           ------------    ------------    ---------------


EXPENSES
     Consulting and professional fees                           152,587         348,172          1,650,356
     Exploration costs                                              886         403,372          2,449,248
     Stock compensation expense                                      --              --            381,340
     General and administrative expenses                         78,850         120,781            963,973
                                                           ------------    ------------    ---------------
         TOTAL EXPENSES                                         232,323         872,325          5,444,917
                                                           ------------    ------------    ---------------

LOSS FROM OPERATIONS                                           (232,323)       (872,325)        (5,444,917)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --           (177,193)
     Gain on settlement of debt                                  28,922              --             28,922
     Other income                                                 1,186              --              1,186
                                                           ------------    ------------    ---------------
                                                                 30,108              --           (147,085)
                                                           ------------    ------------    ---------------


LOSS BEFORE INCOME TAXES                                       (202,215)       (872,325)        (5,592,002)

INCOME TAXES                                                         --              --                 --
                                                           ------------    ------------    ---------------

NET LOSS                                                   $   (202,215)   $   (872,325)   $    (5,592,002)
                                                           ============    ============    ===============


NET LOSS PER SHARE, BASIC AND DILUTED:                     $      (0.00)   $      (0.01)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     79,936,789      75,349,484
                                                           ============    ============


      The accompanying notes are an integral part of these financial statements.


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                           Period from
                                                                                         April 16, 2002
                                                                                          (Inception of
                                                               Year           Year      Exploration Stage)
                                                              Ended          Ended           Through
                                                             June 30,       June 30,         June 30,
                                                               2008           2007             2008
                                                           -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (202,215)   $  (872,325)   $      (5,592,002)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                         49,779         15,320               95,176
           Loss on sale of mining equipment                         --             --              177,193
           Options exercised for services                           --             --              276,691
                       Gain on settlement of debt              (28,922)            --              (28,922)
           Stock issued for current debt                            --         43,500              470,041
           Stock issued for officer's wages and services            --        132,000              252,700
           Stock issued for professional services                   --             --              247,060
           Stock issued for exploration costs                       --             --              711,000
           Stock options granted                                    --             --              381,340
           Expenses paid on behalf of Company                       --             --               42,610
     Decrease (increase) in:
        Prepaid expenses                                            --             --                   --
        Security deposits                                           --          4,954                   --
        Loans and advance receivable                            12,075         16,425                   --
     Increase (decrease) in:
        Accounts payable                                        40,183        248,486              185,818
        Accrued expenses                                            --             --               (5,807)
        Accrued payables, related parties                      117,287        132,080              269,817
                                                           -----------    -----------    -----------------
Net cash (used) by operating activities                        (11,813)      (279,561)          (2,517,285)
                                                           -----------    -----------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       --             --              (95,174)
                                                           -----------    -----------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                          --             --               57,733
     Proceeds from borrowings                                       --             --               84,937
     Proceed from subscription receivable                           --             --               25,000
     Proceeds from sale of common stock                             --        100,000            2,397,835
                                                           -----------    -----------    -----------------
Net cash provided  by financing activities                          --        100,000            2,565,505
                                                           -----------    -----------    -----------------

NET INCREASE (DECREASE) IN CASH                                (11,813)      (179,561)               4,307

Cash, beginning of year                                         17,616        197,177                1,496
                                                           -----------    -----------    -----------------

Cash, end of year                                          $     5,803    $    17,616    $           5,803
                                                           ===========    ===========    =================


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable from sale of mining equipment         $        --    $        --    $          45,000


   The accompanying notes are an integral part of these financial statements.

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

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


                                                 APOLO GOLD & ENERGY INC.
                                             (An Exploration Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

                         Common Stock                                     Accumulated      Accumulated   Accumulated     Total
                    ----------------------    Additional                  Deficit Prior   Deficit During    Other      Stockholders'
                      Number                    Paid-in    Subscription  to Exploration    Exploration   Comprehensive   Equity
                     of Shares    Amount        Capital     Receivable      Stage           Stage          Income       (Deficit)
                    ----------------------   ------------  ------------ ---------------  -------------  ------------- ------------
Balance Forward     33,334,862 $    33,335    2,821,554    $         -    $(1,862,852)  $   (575,370)   $      -      $  416,667

Issuance of stock
 for services at
 $0.08 per share       600,000        600        47,400              -              -              -           -          48,000

Issuance of stock
  for debt at
  $0.06 per
  common share       2,348,615      2,348       138,568              -              -              -           -         140,916

Options exercised
  for cash at
  $0.045 per
  common share       1,111,112      1,111        48,889              -              -              -           -          50,000

Options exercised
  at $0.05 per
  share for
  subscription
  receivable           500,000        500        24,500        (25,000)             -              -           -               -

Options exercised
  as payment for
  services at
  $0.05 per share      400,000        400        19,600              -              -              -           -          20,000

Net loss for the
  year ended
  June 30, 2003              -          -             -              -              -        (730,997)         -        (730,997)

Foreign currency
  translation
  gain                       -          -             -              -              -              -         682             682
                    ----------  ---------  ------------     ----------    -----------      -----------  ---------      -----------
Balance,
  June 30, 2003     38,294,589    38,294      3,100,511        (25,000)    (1,862,852)     (1,306,367)       682         (54,732)

Options exercised
  as payment for
  services at
  $0.05 per share      525,000       525        26,875               -              -              -           -           27,400

Stock subscription
  paid                       -         -             -          25,000              -              -           -           25,000

Options exercised
  at $0.06 per
  share             11,125,000    11,125       696,375               -              -              -           -          707,500

Issuance of stock
  for services at
  $0.20 per share       25,000        25         4,975               -              -              -           -            5,000

Issuance of stock
  for property
  acquisition at
  $0.16 per share    1,000,000     1,000       159,000               -              -              -           -          160,000

Stock issued for
  cash  at $0.30
  per share          1,000,000     1,000       299,000               -              -              -           -          300,000

Net loss for the
  year ended
  June 30, 2004              -         -             -               -              -       (788,700)          -         (788,700)

Foreign currency
  translation
  gain (loss)                -         -             -               -              -              -        (682)            (682)
                    ----------  ---------  ------------     ----------     -----------     -----------  ---------      -----------
Balance,
  June 30, 2004     51,969,589    51,969      4,286,736              -     (1,862,852)     (2,095,067)         -          380,786

Options exercised
  at an average
  of $0.11 per
  share                859,000        859        90,132              -              -              -           -           90,991

Issuance of stock
  for debt at
  $0.07 per share    1,088,075      1,088        79,245              -              -              -           -           80,333

Issuance of stock
  for property
  acquisition at
  $0.09 per share    1,500,000      1,500       133,500              -              -              -           -          135,000

Issuance of stock
  for services at
  $0.09 per share      150,000        150        13,350              -              -              -           -           13,500

Issuance of stock
  for services at
  $0.20 per share       50,000         50         9,950              -              -              -           -           10,000

Options exercised
  as payment for
  services at
  $0.08              1,709,888      1,710       133,580              -              -              -           -          135,290

Net loss for the
  year ended
  June 30, 2005              -          -             -              -              -      (1,018,390)         -       (1,018,390)
                    ----------  ---------  ------------     ----------     -----------     -----------  ---------      -----------
Balance,
  June 30, 2005     57,326,552  $  57,326  $   4,746,493    $        -     $(1,862,852)    $(3,113,457) $      -      $  (172,490)


   The accompanying notes are an integral part of these financial statements.


                                                   APOLO GOLD & ENERGY INC.
                                                (An Exploration Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock                            Accumulated     Accumulated    Accumulated      Total
                    ----------------------     Additional      Deficit Prior   Deficit During    Other       Stockholders'
                     Number                      Paid-in       to Exploration  Exploration    Comprehensive    Equity
                    of Shares     Amount         Capital          Stage           Stage         Income        (Deficit)
                    -----------------------    -----------     --------------  --------------  ------------- ------------
Balance Forward -
  June 30, 2005     57,326,552   $  57,326      $4,746,493     $(1,862,852)    $(3,113,457)    $         -   $ (172,490)

Issuance of stock
  for services at
  $0.06 per share    1,805,000       1,805         116,695               -               -               -       118,500

Issuance of stock
  for property
  acquisition at
  $0.16 per share    1,100,000       1,100          64,900               -               -               -        66,000

Options exercised
  for cash at
  $0.07 per common
  share              1,000,000       1,000          69,000               -               -               -        70,000

Options exercised
   as payment for
   services from
   $0.07 to $0.10
   per share
   common share      1,300,000       1,300         112,700               -               -               -       114,000

Stock issued for
   cash at $0.10
   per share         5,600,000       5,600         554,400               -               -               -       560,000

Issuance of stock
   for debt from
   $0.06 to $0.10
   per share         3,726,125       3,726         281,899               -               -               -       285,625

Stock issued for
   cash from $0.09
   to $0.105 per
   share             2,364,387       2,365         226,979               -               -               -       229,344

Stock options
   granted                   -           -         381,340               -               -               -       381,340

Net loss for the
   year ended
   June 30, 2006             -           -               -               -      (1,404,004)              -    (1,404,004)
                    -----------  ----------   ------------    -------------   -------------  -------------  -------------
Balance,
  June 30, 2006     74,222,064   $   74,222   $  6,554,406      (1,862,852)   $ (4,517,461)  $           -  $    248,315

Issuance of stock
  for services
  at $0.10 per
  share                 90,000          90           8,910               -               -               -         9,000

Issuance of stock
  for debt at
  $0.06 per share      725,000         725          42,775               -               -               -        43,500

Issuance of stock
  for services
  from $0.08 to
  $0.09 per
  common share       2,100,000       2,100         170,400               -               -               -       172,500

Common shares
  cancelled at
  $0.09 per share     (550,000)       (550)        (48,950)              -               -               -       (49,500)

Issuance of stock
  for cash at
  $0.06 per share    1,666,665       1,667          98,333               -               -               -       100,000

Net loss for the
  year ended
  June 30, 2007             --          --              --               -        (872,325)              -      (872,325)
                    ----------     -------     -----------      ----------    ------------      ----------    ----------
Balance,
  June 30, 2007     78,253,729     $78,254     $ 6,825,874      (1,862,852)   $ (5,389,787)     $        -    $ (348,511)

Issuance of stock
  for debt at
  $0.0485 per
  share on
  September 24,
  2007               2,200,000       2,200         104,500              -                -               -       106,700

Net loss for the
  year ended
  June 30, 2008              -           -               -               -        (202,215)              -      (202,215)
                    ----------     -------     -----------      ----------    ------------      ----------    ----------
Balance,
  June 30, 2008     80,453,729      80,454       6,930,374       (1,862,852)    (5,592,002)             -       (444,026)
                    ==========     =======     ===========      ===========   ============      ==========    ==========


   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------


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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

Exploration Stage
-----------------
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program but the property is not yet in production. Subsequent to the year ending June 30, 2008, the Company terminated its exploration agreement on the NUP property in Indonesia.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, notes receivable, accounts payable, loans payable and accrued liabilities approximate their fair value. The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments due to their short term nature.

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

Comprehensive Income
--------------------
In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2008 and 2007 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of $202,215 for the year ended June 30, 2008 and has an accumulated deficit of $7,454,854, has no revenues, and has limited cash resources.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

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

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. As of June 30, 2008 and 2007 no impairment was recognized.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

At June 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $2,468,983 principally arising from approximate net operating loss carry forward of $7,481,768 for income tax purposes, which expire in the years 2015 through 2028. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2008 and June 30, 2007 were as follows:

                                                  June 30,          June 30,
                                                    2008              2007
                                                 -----------      -----------
Net operating loss carry forward                 $ 7,483,685        7,252,639
                                                 ===========      ===========

Deferred tax asset                               $ 2,469,616      $ 2,393,370
Deferred tax asset valuation allowance           $(2,469,616)       2,393,370)
                                                 -----------      -----------
 Net deferred tax asset                          $        --      $        --
                                                 ===========      ===========


The change in the allowance account from June 30, 2007 to June 30, 2008 was $76,246

Site Restoration Costs
----------------------
The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2008 and 2007, the Company does not have any site restoration costs.

Stock-Based Compensation
------------------------
The Company has adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Revenue Recognition
-------------------
Sales are recorded when minerals are delivered to the purchaser, when it has a written contract and when reasonable assurance exists regarding measurement and collectability.

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

Recent Accounting Pronouncements
--------------------------------
In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement is estimated to have no immediate material effect on the Company's financial condition or results of operations upon adoption.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement is estimated to have no immediate material effect on the Company's financial condition or results of operations upon adoption.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect this adoption will have a material impact on our financial statements.


NOTE 3 - MINERAL PROPERTIES

Indonesia
---------
On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia, who held the rights to explore the property and Pt Napal Umbar Picung, the owners of the NUP property. The agreement enables the joint venture to acquire the mining rights on the property known as the Napal Gold Property, (NUP) located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totaling $375,000, payable over six years, and 3,000,000 shares of the Company's restricted common stock, the Company will receive 734 hectares with a production permit number KW-098PP325 (KP) in place. Although preliminary sampling on the property indicated the presence of gold, significant additional work will be required to gain a better overview of the potential of the property. According to the agreement, the Company will retain 80 percent of the net profits once production commences.

As of June 30, 2008, in accordance with the aforementioned agreement, the Company had paid $225,000 in cash and issued 3,000,000 shares of its common stock, with a fair market value of $330,000. The payment due September 15, 2006 was deferred to March 31, 2007 by mutual consent of the parties.. Payments due since March 15, 2007 have not been made and after consultation with Pt. Umbar Picung, the Company decided subsequent to the June 30, 2008 year end to terminate its agreement on the property and return exploration rights to the property owner.

Nevada
------
On September 21, 2005, the Company entered into an Exploration Agreement with Option for Joint Venture on the "Beowawe Project" in Nevada. This Agreement was executed with Atna Resources Inc, of Vancouver BC Canada in regard to exploration on the Beowawe Property located in Lander and Eureka Counties, Nevada. Under terms of the Agreement, Atna Resources Inc granted the Company the exclusive right to acquire an undivided 55% interest in the Beowawe Property by expending a total of $1,700,000 within a four year period. The first year exploration requirement was $250,000. The Company did not complete the required work program in the allotted time period and subsequently negotiated a cancellation of the Agreement signed on February 14, 2007. Under terms of the cancellation, the Company is required to pay to Atna the sum of $113,520 plus issue 2,200,000 shares (paid).

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to seven years.

Depreciation expense for the year ended June 30, 2008 and 2007 was $49,780 and $15,320 respectively. Subsequent to June 30, 2008 the Company decided to abandon the mining equipment and consequently charged an additional $34,460 to depreciation in fiscal 2008 to reflect a change in the estimate of the salvage value of the equipment due to the abandonment.

NOTE 5 - LOANS PAYABLE TO RELATED PARTIES

The Company's loans payable are due to directors of the Company. They are non-interest bearing, have no stated terms of repayment and are unsecured.

NOTE 6 - PREFERRED STOCK

The Company's directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of June 30, 2008 and 2007, the Company has no shares issued and outstanding.

NOTE 7 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended June 30, 3008, the Company issued 2,200,000 restricted common shares for debt settlement of $106,700 and the restricted common stock was valued at $0.0485 per share.

The Company's policy is to record stock at its fair market value on the date of issuance.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK OPTIONS

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                                                                 Number of
                                                                                                securities
                                                  Number of                                      remaining
                                           securities to be       Weighted-average           available for
                                                     issued         exercise price         future issuance
  Equity  compensation  plans not          upon exercise of         of outstanding            under equity
  approved by security holders          outstanding options                options      compensation plans
  --------------------------------     ---------------------     ------------------     -------------------
  2000 stock option plan                          1,000,000                 $ 0.14                       -
  2002 stock option plan                            200,000                 $ 0.10                       -
  2003 stock option plan                                  -                 $ 0.00                       -
  2004 and  2004A stock
  option plans                                    3,500,000                  $0.16                       -
  2005 stock option plan                          2,000,000                  $0.09                       -
  2006 stock option plan                          2,250,000                                      1,875,000
                                                                             $0.09
                                       ---------------------                            -------------------
  Total                                           8,950,000                                      1,875,000
                                       =====================                            ===================


APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
--------------------------------------------------------------------------------

The following is a summary of stock option activity:

                                          Number of Shares  Weighted Average
                                                            Exercise Price
                                          ----------------  ----------------

  Outstanding at June 30, 2006                  11,050,000       $0.11
  Granted                                           90,000       $0.09
  Exercised                                      2,190,000       $0.08
                                          ----------------  ----------------
  Outstanding at June 30, 2007                   8,950,000       $0.08
  Granted
                                                         -         -

  Exercised                                              -         -
                                          ----------------  ----------------
  Outstanding at June 30, 2008                   8,950,000       $0.08
                                          ================  ================



During the fiscal year ending June 30, 2007, the Company granted 90,000 options. Of the options issued, 2,190,000 were exercised during the year ended June 30, 2007. These options were issued for services valued at $180,500. There were no options granted or exercised during the fiscal year ending June 30, 2008.

NOTE 9 -   RELATED PARTY TRANSACTIONS

The Company accrued consulting fees as due to two officers for a total of $120,000 during the year ended June 30, 2008 and in (2007 - $180,000), including a consultant's fees.

On October 2, 2008, a director submitted his resignation as a director of the Company. In addition, the director submitted an invoice for services of $24,000 that the Company does not recognize as there was no agreement and no authorization for said expense.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------
The Company leased office facilities in Vancouver, British Columbia under a two year operating lease that was terminated by mutual consent September 30, 2008. Rent expense to September 30, 2007 amounted to $4,459. The security deposit was refunded to the Company subsequent to September 30, 2008.

Foreign Operations
------------------
The accompanying balance sheet at June 30, 2008 includes $5,803 of cash in Canada and $95,174 of equipment, primarily in Indonesia. This equipment has been fully depreciated at June 30, 2008. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 10, 2008 the firm Williams & Webster, P.S. of Spokane, Washington, resigned as the principal accountant to audit the Registrant's financial statements. Williams & Webster, P.S., were the auditors of the financial statements for the fiscal years of the Registrant ended June 30, 2007 and 2006.

Except for the following qualification, the report of Williams & Webster, P.S, for the fiscal years of the Registrant ended June 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle:

         "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues and limited cash. In addition, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
         2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the fiscal years of the Registrant ended June 30, 2007 and 2006 and through September 10, 2008, there were no disagreements with Williams & Webster, P.S., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S., to make reference thereto in his report on the Registrant's financial statements for such year.

During the fiscal years of the Registrant ended June 30, 2007 and 2006 and through September 10, 2008, there were no "reportable events" with respect to the Registrant as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal years of the Registrant ended June 30, 2007 and 2006 and through September 10, 2008, the Registrant did not consult with Williams & Webster, P.S., with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.


ITEM 9A.  Controls and Procedures

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

As of June 30, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were effective as of June 30, 2008.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 9A(T). Controls and Procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

     (a)  Directors and Executive Officers

NAME                AGE  POSITION                                     1ST YEAR
                                                                    WITH COMPANY
----                ---  --------                                   ------------
Peter Bojtos        59   Director Chairman, President & CEO              2006
Robert G. Dinning   69   Director Chief Financial Officer, Secretary     2000
David Yu            52   Director                                        2006

Business Experience
-------------------

Peter Bojtos.

Mr. Bojtos is a Profesional Engineer and a graduate of Leicester University, England with a B.Sc. Honours degree in Geology. He is a member of the Institution of Mining and Metallurgy, England, and a member of the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Bojtos has over 30 years of worldwide experience in the mining industry from exploration through the feasibility study stage to mine construction, operations and decommissioning.

Mr. Bojtos is a director of several resource companies, including Yukon-Nevada Gold Corp Fischer-Watt Gold Co, Tournigan Gold Corp and US Gold Inc.

Mr. Bojtos was appointed Chairman, President, and CEO on February 1, 2006, replacing Mr. Martial Levasseur, who was a founder of the Company who retired.

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has Operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 37 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of a large publicly traded broadcast and sports Entertainment Company. Mr. Dinning is also a director of Industrial Minerals, Inc., and Paramount Gold & Silver Corp.

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

Committees: Meetings of the Board
---------------------------------

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2008 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee
---------------

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

Board of Directors Independence

One of the Company's directors is "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The independent director is David Yu. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

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

Security Holder Communications with our Board of Directors
----------------------------------------------------------

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold Inc., #12-1900 Indian River Cres, North Vancouver BC, Canada V7G 2R1

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics
--------------

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

Compliance with Section 16(a) of Securities Exchange Act of 1934
----------------------------------------------------------------

To our knowledge, during the fiscal year ended June 30, 2008 our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships
--------------------

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. Executive Compensation

     The following table shows for the fiscal years ending June 30, 2008,and 2007, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

                                           Summary Compensation Table

                                                                     Long Term Compensation
--------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                 Awards              Payouts
--------------------------------------------------------------------------------------------------------------
                             Other Annual Securities
                                          Salary  Compensation      Underlying                   All Other
Name and Principle Position      Year       ($)       ($)           Options (#)               Compensation ($)
--------------------------------------------------------------------------------------------------------------
Peter Bojtos  President/CEO      2008     60,000                       Nil
Peter Bojtos  President/CEO      2007     60,000       0             1,500,000 Common             500,000
--------------------------------------------------------------------------------------------------------------
Robert Dinning CFO               2008     60,000                       Nil
Robert Dinning CFO               2007     60,000                       Nil                        500,000
--------------------------------------------------------------------------------------------------------------

Above options totaling 500,000 each were exercised in February 2007.

Option Grants in Last Fiscal Year June 30, 2008 and 2007 - Nil
--------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option/Values

The following table sets forth the number and value of the unexercised options held by each of the Named Executive Officers and Directors at June 30, 2008 and as of June 30, 2007.


---------------------------------------------------------------------------------------------------------------------
Aggregate Option Exercises in Last Fiscal Year and Option Values
---------------------------------------------------------------------------------------------------------------------
                                     Value       Number of Securities Underlying
                        Shares       Realized    Unexercised Options at FY-End    Value of Unexercised In-the Money
                        Acquired on  at FY-End   June 30, 2008  (#)               Options at June 30, 2008  (1)
Name                    Exercise (#) ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Peter Bojtos,                                        1,000,000 shares                   0
 CEO/Director              0                0

Robert Dinning,                                      4,300,000 Shares                   0
 CFO, Director             0                0

Glen Kelleway              0                0          300,000 Shares                   0

David Yu                   0                0          500,000 Shares                   0

     (1) Option value based on the difference between the exercise price of unexercised options and the closing sale price of $0.01 per share on October 10, 2008.

Compensation of Directors
-------------------------

     Standard Arrangements: The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

     Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control
-------------------------------------------------------------------------
Arrangements
------------

The Company's CEO and CFO do not have employment agreements.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis
------------------------------------

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended June 30, 2008. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2008 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program
------------------------------------------------

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

     o    Base Salary
     o    Stock Awards
     o    Other benefits available to all employees
     o Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2008 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 80,453,729 shares of common stock outstanding as of September 15, 2007 and of Management assuming the exercise of outstanding options held by management.


Title of  Name and Address(1)     Position         Amount and Nature      % of
Class     Beneficial Owner                         of Beneficial Owner    Class
--------  -------------------    ----------        -------------------  -------
Common    Peter Bojtos           Director, CEO       1,500,000 (2)        1.86%
          Robert Dinning         Director, CFO       6,703,333 (3)        8.33%
          David Yu               Director            6,100,000 (4)        7.58

          All officers and Directors
          as a Group (3 persons)                    14,303,333           17.77%

(1)  The Address of the executive officers and directors is that of the Company:
     #12-1900 Indian River Cresc, North Vancouver, B.C. Canada V7G 2R1

(2)  Included stock options of 1,000,000 granted February 1, 2006 to Mr. Bojtos

(3) Includes a stock option of 700,000 common shares, exercisable at $0.14 per share until July 1, 2008, a stock option for 100,000 common shares, exercisable at $0.09 per share until June 30, 2008, a stock option for 1,000,000 common shares exercisable at $0.16 per share until June 10, 2009, a stock option for 2,000,000 common shares, exercisable at $0.08 per share until February 2, 2010 and a stock option for 1,000,000 exercisable at $0.08 per share until February 1, 2111.

(4)  Includes an option at $0.08 per share until Feb 2, 2010 for 500,000 shares



Item 13. Certain Relationships and Related Transactions:  None

Item 14. Exhibits and Reports on Form 8-K

A. Exhibits

   3.1 Articles of Incorporation (Incorporated by reference from Form 10SB Registration filed October 25, 1999)

   3.2 By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005

   3.3 Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.

   10.7 2000 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on August 7, 2000.)

   10.8 May 2002 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on May 16, 2002.)

   10.9 December 2002 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on December 2, 2002.)

   10.10 2003 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on September 29, 2003.)

   10.11 2004 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on April 7, 2004.)

   10.12 2005 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on December 2, 2005.)

   10.13 2006 Stock Option Plan (Incorporated by Reference from the S-8 Registration Statement filed on May 4, 2006.)

   14 Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)

   16.1 Letter of Williams & Webster, P.S., dated September 16, 2008, regarding change in certifying accountant of Apolo Gold & Energy, Inc. (Incorporated by reference from Current Report on Form 8-K filed on September 16, 2008)

   17.1 Resignation of Glen Kelleway dated October 2, 2008 (Incorporated by reference from the Current Report on Form S-8 filed October 13, 2008)

   31.1        Sarbanes Oxley Section 302 Certification from C.E.O.

   31.2        Sarbanes Oxley Section 302 Certification from C.F.O.

   32.1        Sarbanes Oxley Section 906 Certification from C.E.O.

Item 15.  Principal Accountant Fees And Services

Williams & Webster PS, Certified Public Accountants, were the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2007. Williams & Webster PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees: Williams & Webster PS was paid aggregate fees of approximately $23,000 and $27,000 for the fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees: Williams & Webster PS was not paid any additional fees for the fiscal year ended June 30, 2008 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees: Williams & Webster PS was not paid any aggregate fees for the fiscal year ended June 30, 2008 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees: Williams & Webster PS was paid no other fees for professional services during the fiscal year ended June 30, 2008

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 13, 2008
                                /s/ Peter Bojtos
                                --------------------------------------
                                Peter Bojtos, President/CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----

/s/ Peter Bojtos
------------------------
Peter Bojtos                    Chairman,President, CEO,       October 13, 2008
                                Director

/s/ Robert G. Dinning
------------------------
Robert G. Dinning               Chief Financial Officer,
                                Secretary, Director            October 13, 2008


/s/ David Yu
------------------------
David  Yu                       Director                       October 13, 2008

                                  Exhibit Index

The following exhibits are filed with the Annual Report on Form 10-K.

         31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
         31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
         32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
         32.2 Sarbanes Oxley Section 906 Certification from C.F.O.