Form 10-Q
period 2008-09-30
APOLO GOLD & ENERGY INC.
filed 2008-11-14
CIK 1040721

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

  Large Accelerated Filer |_|            Accelerated Filer |_|
  Non-accelerated Filer |_|              Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [_]   No [_]

As of November 10, 2008, the Registrant had 80,453,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]




Item 1. Financial Statements.
---------------------------------------------------------------------

                            APOLO GOLD & ENERGY INC.
                                 BALANCE SHEETS
                      (Unaudited - Prepared by Management)

                                                                September 30,     June 30,
                                                                     2008           2008
                                                                 -----------    -----------
CURRENT ASSETS
     Cash                                                        $       673    $     5,803
                                                                 -----------    -----------
           Total Current Assets                                          673          5,803
                                                                 -----------    -----------

FIXED ASSETS
     Mining equipment                                                 95,174         95,174
     Less accumulated depreciation                                   (95,174)       (95,174)
                                                                 -----------    -----------
                                                                          --             --
                                                                 -----------    -----------

TOTAL ASSETS                                                     $       673    $     5,803
                                                                 ===========    ===========


CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $   182,012    $   180,011
     Loans payable, related parties                                  308,152        269,817
                                                                 -----------    -----------
           Total Current Liabilities                                 490,164        449,828
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES                                             --             --
                                                                 -----------    -----------

STOCKHOLDERS' DEFICIT
     Common stock, 200,000,000 shares authorized, $0.001
           par value; 80,453,729 shares issued and outstanding        80,454         80,454
     Additional paid-in capital                                    6,930,374      6,930,374
     Accumulated deficit prior to exploration stage               (1,862,852)    (1,862,852)
     Deficit accumulated during exploration stage                 (5,637,467)    (5,592,002)
                                                                 -----------    -----------

TOTAL STOCKHOLDERS' DEFICIT                                         (489,491)      (444,026)
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $       673    $     5,803
                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                                                             Period from
                                                                                            April 16, 2002
                                                           Three Months    Three Months     (Inception of
                                                              Ended           Ended        Exploration Stage)
                                                           September 30,   September 30,       Through
                                                               2008            2007        September 30, 2008
                                                           ------------    ------------    ------------------

REVENUES                                                   $         --    $         --    $               --
                                                           ------------    ------------    ------------------


EXPENSES
     Consulting and professional fees                            42,476          37,053             1,692,832
     Exploration costs                                               --             182             2,449,248
     Stock compensation expense                                      --              --               381,340
     General and administrative expenses                          2,989          23,540               966,962
                                                           ------------    ------------    ------------------
         TOTAL EXPENSES                                          45,465          60,775             5,490,382
                                                           ------------    ------------    ------------------

LOSS FROM OPERATIONS                                            (45,465)        (60,775)           (5,490,382)

OTHER INCOME (EXPENSE)
     Loss on sale of mining equipment                                --              --              (177,193)
     Gain on settlement of debt                                      --              --                28,922
     Other income                                                    --              --                 1,186
                                                           ------------    ------------    ------------------
                                                                     --              --              (147,085)
                                                           ------------    ------------    ------------------


LOSS BEFORE INCOME TAXES                                        (45,465)        (60,775)           (5,637,467)

INCOME TAXES                                                         --              --                    --
                                                           ------------    ------------    ------------------

NET LOSS                                                   $    (45,465)   $    (60,775)   $       (5,637,467)
                                                           ============    ============    ==================


NET LOSS PER SHARE, BASIC AND DILUTED:                     $      (0.00)   $      (0.00)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     80,453,729      78,397,207
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.



                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                                            Period from
                                                                                          April 16, 2002
                                                           Three Months   Three Months    (Inception of
                                                              Ended           Ended      Exploration Stage)
                                                           Sepember 30,   September 30,      Through
                                                               2008            2007      September 30, 2008
                                                           -----------    -----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $   (45,465)   $   (60,775)   $        (5,637,467)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                             --          3,830                 95,176
           Loss on sale of mining equipment                         --             --                177,193
           Options exercised for services                           --             --                276,691
           Gain on settlement of debt                               --             --                (28,922)
           Stock issued for current debt                            --             --                470,041
           Stock issued for officer's wages and services            --             --                252,700
           Stock issued for professional services                   --             --                247,060
           Stock issued for exploration costs                       --        135,622                711,000
           Stock options granted                                    --             --                381,340
           Expenses paid on behalf of Company                       --             --                 42,610
     Decrease (increase) in:
        Prepaid expenses                                            --             --                     --
        Security deposits                                           --             --                     --
        Loans and advance receivable                                --          7,015                     --
     Increase (decrease) in:
        Accounts payable                                         2,000       (125,930)               187,818
        Accrued expenses                                            --             --                 (5,807)
        Accrued payables, related parties                       38,335         24,440                308,152
                                                           -----------    -----------    -------------------
Net cash (used) by operating activities                         (5,130)       (15,799)            (2,522,415)
                                                           -----------    -----------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       --             --                (95,174)
                                                           -----------    -----------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from related party loans                          --             --                 57,733
     Proceeds from borrowings                                       --             --                 84,937
     Proceed from subscription receivable                           --             --                 25,000
     Proceeds from sale of common stock                             --             --              2,397,835
                                                           -----------    -----------    -------------------
Net cash provided  by financing activities                          --             --              2,565,505
                                                           -----------    -----------    -------------------

NET INCREASE (DECREASE) IN CASH                                 (5,130)       (15,799)                (5,130)

Cash, beginning of year                                          5,803         17,616                  5,803
                                                           -----------    -----------    -------------------

Cash, end of year                                          $       673    $     1,817    $               673
                                                           ===========    ===========    ===================


NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable from sale of mining equipment         $        --    $        --    $            45,000

     Shares issued on settlement of debt                   $        --    $   106,700    $           106,700

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


                                                   APOLO GOLD & ENERGY INC.
                                                (An Exploration Stage Company)
                                               STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock                            Accumulated     Accumulated    Accumulated      Total
                    ----------------------     Additional      Deficit Prior   Deficit During    Other       Stockholders'
                     Number                      Paid-in       to Exploration  Exploration    Comprehensive    Equity
                    of Shares     Amount         Capital          Stage           Stage         Income        (Deficit)
                    -----------------------    -----------     --------------  --------------  ------------- ------------
Balance Forward -
  June 30, 2005     57,326,552   $  57,326      $4,746,493     $(1,862,852)    $(3,113,457)    $         -   $ (172,490)

Issuance of stock
  for services at
  $0.06 per share    1,805,000       1,805         116,695               -               -               -       118,500

Issuance of stock
  for property
  acquisition at
  $0.16 per share    1,100,000       1,100          64,900               -               -               -        66,000

Options exercised
  for cash at
  $0.07 per common
  share              1,000,000       1,000          69,000               -               -               -        70,000

Options exercised
   as payment for
   services from
   $0.07 to $0.10
   per share
   common share      1,300,000       1,300         112,700               -               -               -       114,000

Stock issued for
   cash at $0.10
   per share         5,600,000       5,600         554,400               -               -               -       560,000

Issuance of stock
   for debt from
   $0.06 to $0.10
   per share         3,726,125       3,726         281,899               -               -               -       285,625

Stock issued for
   cash from $0.09
   to $0.105 per
   share             2,364,387       2,365         226,979               -               -               -       229,344

Stock options
   granted                   -           -         381,340               -               -               -       381,340

Net loss for the
   year ended
   June 30, 2006             -           -               -               -      (1,404,004)              -    (1,404,004)
                    -----------  ----------   ------------    -------------   -------------  -------------  -------------
Balance,
  June 30, 2006     74,222,064   $   74,222   $  6,554,406      (1,862,852)   $ (4,517,461)  $           -  $    248,315

Issuance of stock
  for services
  at $0.10 per
  share                 90,000          90           8,910               -               -               -         9,000

Issuance of stock
  for debt at
  $0.06 per share      725,000         725          42,775               -               -               -        43,500

Issuance of stock
  for services
  from $0.08 to
  $0.09 per
  common share       2,100,000       2,100         170,400               -               -               -       172,500

Common shares
  cancelled at
  $0.09 per share     (550,000)       (550)        (48,950)              -               -               -       (49,500)

Issuance of stock
  for cash at
  $0.06 per share    1,666,665       1,667          98,333               -               -               -       100,000

Net loss for the
  year ended
  June 30, 2007             --          --              --               -        (872,325)              -      (872,325)
                    ----------     -------     -----------      ----------    ------------      ----------    ----------
Balance,
  June 30, 2007     78,253,729     $78,254     $ 6,825,874      (1,862,852)   $ (5,389,787)     $        -    $ (348,511)

Issuance of stock
  for debt at
  $0.0485 per
  share on
  September 24,
  2007               2,200,000       2,200         104,500              -                -               -       106,700

Net loss for the
  year ended
  June 30, 2008              -           -               -               -         (45,465)              -       (45,465)
                    ----------     -------     -----------      ----------    ------------      ----------    ----------
Balance,
  June 30, 2008     80,453,729      80,454       6,930,374       (1,862,852)    (5,435,252)              -      (287,276)

Net loss for
  the quarter
  ended
  September 30,
  2008                      --          --              --               --        (45,465)             --       (45,465)
                    ----------     -------     -----------      ----------    ------------      ----------    ----------

Balance,
  September 30,
  2008              80,453,729    $ 80,454     $ 6,930,374     $(1,862,852)   $ (5,480,717)     $       --    $ (332,741)
                    ==========    ========     ===========     ===========    ============      ==========    ==========




   The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2008
--------------------------------------------------------------------------------
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only recurring accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2008, the Company had a negative working capital of $489,491 from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2008
--------------------------------------------------------------------------------
(Unaudited)

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

Recent Accounting Pronouncements
--------------------------------
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2008
--------------------------------------------------------------------------------
(Unaudited)

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

NOTE 3 - COMMON STOCK

During the three months ending September 30, 2008, the Company did not issue any common stock. There are currently 80,453,729 shares outstanding at September 30, 2008.

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

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2008
--------------------------------------------------------------------------------
(Unaudited)

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                             Number of         Weighted Average
                                              Shares           Exercise Price
                                          --------------       --------------
  Options exercisable at June 30, 2008    $    8,950,000       $         0.11
  Granted                                             --                   --
  Exercised                                           --                   --
                                          --------------       --------------
  Outstanding at September 30, 2008            8,950,000                 0.11
                                          ==============       ==============

Weighted average fair value of options                         $         0.08
                                                               --------------


At September 30, 2008, there were no additional options issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
------------------
The accompanying balance sheet at September 30, 2008 includes $358 of cash in Canada and $95,174 of equipment, primarily in Indonesia. This equipment has been fully depreciated at June 30, 2008. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2008
--------------------------------------------------------------------------------
(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

 The Company accrued consulting fees as due to two officers for a total of $30,000 for the three months ending September 30, 2008.

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

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At September 30, 2008, the Company had funds on hand of $673.

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


Results of Operations
--------------------------------------------------------------------------------

In the three months ended September 30, 2008, the Company incurred a loss of $45,465 vs. a loss of $ $60,775 for the three months ended September 30, 2007.

Expenses in the three months ending September 30, 2008 were lower because there has been no exploration expense in the current year as the company has relinquished its rights to the NUP property in Sumatra Indonesia, and general and administrative expenses have been reduced to $2,988 in the three months ending September 30, 2008 compared to $23,540 for the three months ending September 30, 2007.

Consulting and professional fees for the three months ending September 30, 2008 are $42,476 vs. $37,053 for the three months ending September 30, 2007. The increase was due to higher professional fees in the current year.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other project that is beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2008 there were 80,453,729 shares outstanding which is unchanged from June 30, 2008.

The Company at September 30, 2008 has current accounts payable of $150,692 and amounts due to former affiliates of $30,320 for a total of $172,012 compared to $180,011 payable at June 30, 2008

Loans payable to related parties at September 30, 2008 amounted to $308,153 compared to $269,817 at June 30, 2008. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at September 30, 2008 amounted to $673. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has limited financial resources at September 30, 2008 with funds on hand of $673 vs. $5,803 at June 30, 2008 and $1,818 at September 30, 2007.

During the three months ending September 30, 2008, there has been very little activity as the Company pursued opportunities in the energy sector. A number of opportunities have been reviewed and to date none has resulted in a Definitive Agreement. The Company has current accounts payable of $182,012, which includes trade payables of $150,691. This compares to payables of $180,011 at June 30, 2008 and payables of $149,520 at September 30, 2007.

Related party loans at September 30, 2008 amount to $308,153 compared to $269,817 at June 30, 2008 and $176,970 at September 30, 2007. These loans are due to directors/officers of the Company for services and loans advanced to the Company. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.


Item 4. Controls and procedures

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.  None

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

APOLO GOLD & ENERGY, INC.

Dated: November 14, 2008


/s/ Robert G. Dinning
----------------------
Robert G. Dinning, CFO and Secretary