Form 10-Q
period 2008-12-31
APOLO GOLD & ENERGY INC.
filed 2009-02-13
CIK 1040721

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: December 31, 2008

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

As of February 10, 2009, the Registrant had 82,953,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


Item 1. Financial Statements.


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                  (unaudited)



                                                              December 31,     June 30,
                                                                 2008            2008
                                                              -----------    -----------
ASSETS
   CURRENT ASSETS
        Cash                                                  $     4,448    $     5,803
                                                              -----------    -----------
              Total Current Assets                                  4,448          5,803
                                                              -----------    -----------

   FIXED ASSETS
        Mining equipment                                           95,174         95,174
        Less accumulated depreciation                             (95,174)       (95,174)
                                                              -----------    -----------
                                                                       --             --
                                                              -----------    -----------

TOTAL ASSETS                                                  $     4,448    $     5,803
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES
       Accounts payable and accrued expenses                  $   171,210    $   180,011
       Loans payable, related parties                             362,389        269,817
                                                              -----------    -----------
         Total Current Liabilities                                533,599        449,828
                                                              -----------    -----------

   COMMITMENTS AND CONTINGENCIES                                       --             --
                                                              -----------    -----------

   STOCKHOLDERS' DEFICIT
        Common stock, 200,000,000 shares authorized, $0.001
              par value; 82,953,729 and 80,453,729 shares
              issued and outstanding, respectively                 82,954         80,454
        Additional paid-in capital                              6,952,874      6,930,374
        Accumulated deficit prior to exploration stage         (1,862,852)    (1,862,852)
        Deficit accumulated during exploration stage           (5,702,127)    (5,592,002)
                                                              -----------    -----------

        TOTAL STOCKHOLDERS' DEFICIT                              (529,151)      (444,026)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     4,448    $     5,803
                                                              ===========    ===========


         The accompanying condensed notes are an integral part of these interim financial statements.
                                       2

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                             Period from
                                                                                                            April 16, 2002
                                                                                                            (Inception of
                                                   Three Months Ended             Six Months Ended           Exploration
                                                      December 31,                   December 31,             Stage) To
                                               --------------------------    ----------------------------    December 31,
                                                  2008           2007            2008           2007            2008
                                               (unaudited)    (unaudited)    (unaudited)     (unaudited)     (unaudited)
                                               -----------    -----------    ------------    ------------    ------------
REVENUES                                       $        --    $        --    $         --    $         --    $
                                               -----------    -----------    ------------    ------------


EXPENSES
      Consulting and professional fees              60,901         45,650         103,377          82,703       1,753,733
      Exploration costs                                 --             --              --             182       2,449,248
      Stock Compensation                                --             --              --              --         381,340
      General and administrative expenses            3,760          1,575           6,748          25,115         970,721
                                               -----------    -----------    ------------    ------------    ------------
          TOTAL EXPENSES                            64,661         47,225         110,125         107,999       5,555,042
                                               -----------    -----------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (64,661)       (47,225)       (110,125)       (107,999)     (5,555,042)

OTHER INCOME (EXPENSE)
      Loss on sale of mining equipment                  --             --              --              --        (177,193)
      Gain on settlement of debt                        --             --              --              --          28,922
      Other income                                      --             --              --              --           1,186
                                               -----------    -----------    ------------    ------------    ------------
                                                        --             --              --              --        (147,085)
                                               -----------    -----------    ------------    ------------    ------------

LOSS FROM OPERATIONS                               (64,661)       (47,225)       (110,125)       (107,999)     (5,702,127)

INCOME TAXES                                            --             --              --              --              --
                                               -----------    -----------    ------------    ------------    ------------

NET LOSS                                            64,661        (47,225)       (110,125)       (107,999)     (5,702,127)


      NET LOSS PER SHARE, BASIC AND DILUTED    $       nil    $       nil    $      (0.01)   $      (0.01)
                                               ===========    ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING,
      BASIC AND DILUTED:                        82,627,642     80,453,729      81,540,686      79,353,729
                                               ===========    ===========    ============    ============

     The accompanying condensed notes are an integral part of these interim financial statements.

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                            Period from
                                                                                          April 16, 2002
                                                                                          (Inception of
                                                                                            Exploration
                                                                 Six Months Ended             Stage)
                                                                    December 31,             Through
                                                             --------------------------    December 31,
                                                                2008          2007             2008
                                                             (unaudited)    (unaudited)     (unaudited)
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (110,125)   $  (107,999)   $(5,702,127)
   Adjustments to reconcile net loss
        to net cash used by operating activities:
             Depreciation                                             --          7,660         95,176
             Loss on sale of mining equipment                         --             --        177,193
             Options exercised for services                           --             --        276,691
             Gain on settlement of debt                               --             --        (28,922)
             Stock issued for current debt                            --             --        470,041
             Stock issued for officer's wages and services            --             --        252,700
             Stock issued for professional services               25,000             --        272,060
             Stock issued for exploration costs                       --        135,622        711,000
             Stock options granted                                    --             --        381,340
             Expenses paid on behalf of Company                       --             --         42,610
   Decrease (increase) in:
        Loans and advance receivable                                  --         10,015             --
   Increase (decrease) in:
        Accounts payable                                          (8,801)      (115,253)       177,018
        Accrued expenses                                              --             --         (5,807)
        Accrued payables, related parties                         92,572         57,944        362,389
                                                             -----------    -----------    -----------
Net cash (used) by operating activities                           (1,354)       (12,011)    (2,518,638)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                           --             --        (95,174)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from related party loans                              --             --         57,733
   Proceeds from borrowings                                           --             --         84,937
   Proceed from subscription receivable                               --             --         25,000
   Proceeds from sale of common stock                                 --             --      2,397,835
                                                             -----------    -----------    -----------
Net cash provided  by financing activities                            --             --      2,565,505
                                                             -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,354)       (12,011)        (1,355)

Cash and Cash Equivalents, beginning of year                      5,803         17,616          5,803
                                                             -----------    -----------    -----------

Cash and Cash Equivalents, end of year                       $     4,448    $     5,605    $     4,448
                                                             ===========    ===========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Note receivable from sale of mining equipment          $        --    $        --    $    45,000

      Shares issued on settlement of debt                    $        --    $        --    $   106,700


         The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2008
(unaudited)
--------------------------------------------------------------------------------

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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended June 30, 2008.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2008, the Company had a negative working capital of $529,151 from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts payable, and loans payable, related parties approximate their fair value. The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments due to their short term nature.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

NOTE 3 - COMMON STOCK

During the three months ending December 31, 2008, the Company issued 2,500,000 shares of common stock for services. There are currently 82,953,729 shares outstanding at December 31, 2008.

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:

                                                  Number of    Weighted Average
                                                   Shares       Exercise Price
                                                 ----------     -------------
  Options exercisable at June 30, 2008           $8,950,000     $        0.11
  Granted                                                --                --
  Exercised                                              --                --
                                                 ----------     -------------

  Outstanding at December 31, 2008                8,950,000              0.11
                                                 ==========     =============

Weighted average fair value of options                          $        0.08
                                                                -------------

At December 30, 2008, there were no additional options issued.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
------------------
The accompanying balance sheet at December 31, 2008 includes $4,448 of cash in Canada and $95,174 of equipment, primarily in Indonesia. This equipment has been fully depreciated at June 30, 2008. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees as due to two officers for a total of $60,000 for the six months ending December 31, 2008.

On October 2, 2008, a director submitted his resignation as a director of the Company. In addition, the director submitted an invoice for services of $24,000 that the Company does not recognize as there was no agreement and no authorization for said expense.

NOTE 7 - SUBSEQUENT EVENT

An outstanding trade debt of $113,520 has been forgiven per written agreement dated January 30, 2009. This will be reflected in the next quarterly filing for March 31, 2009.

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

At December 31, 2008, the Company had funds on hand of $4,448.

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


Results of Operations
--------------------------------------------------------------------------------

In the six months ended December 31, 2008, the Company incurred a loss of $110,125 vs. a loss of $ $107,999 for the six months ended December 31, 2007.

Expenses in the six months ending December 31, 2008 amounted to $110,125, compared to expenses incurred in the six months ending December 31, 2007 of $107,999. Consulting fees were higher at $103,377 vs. $82,703 as a result of fees incurred investigating business opportunities in the energy field. General and administrative expenses in the six months ending December 31, 2008 amounted to $6,748 vs. $25,115 for the six months ending December 31, 2007. The main reason for the reduction in costs is there is no depreciation charges in the current period as the equipment in Indonesia was fully written off in the year ending June 30, 2008. In addition to this, the Company lease on office space was not renewed and the Company was able to reduce its rental expense significantly.

In the three months ending December 31, 2008, the Company incurred a loss of $64,611 vs. a loss of $47,225 for the three months ending December 31, 2007. The increase is the loss was directly attributed to increased consulting fees regarding costs of reviewing business opportunities.

Administrative costs for the three months ending December 31, 2008 were $3,760 vs. $1,575 for the three months ending December 31, 2007.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2008 there were 82,953,729 shares outstanding which has increased by 2,500,000 shares from June 30, 2008. The shares were issued for services rendered in pursuit of resource/energy projects.

The Company at December 31, 2008 has current trade accounts payable of $139,891 and amounts due to former affiliates of $31,320 for a total of $171,211 compared to $160,197 payable at December 31, 2007.

Loans payable to related parties at December 31, 2008 amounted to $362,389 compared to $210,474 as at December 31, 2007. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at December 31, 2008 amounted to $4,448. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has limited financial resources at December 31, 2008 with funds on hand of $4,448 vs. $5,803 at June 30, 2008 and $5,605 at December 31, 2007.

During the six months ending December 31, 2008, the Company has pursued opportunities in the energy sector. A number of opportunities have been reviewed and to date none has resulted in a Definitive Agreement. The Company continues to pursue these opportunities and has engaged consultant to assist in identifying an opportunity and executing on it.

The Company has current accounts payable of $171,211, which includes trade payables of $139,891.This compares to payables of $180,011 at June 30, 2008 and payables of $160,197 at December 31, 2007.

Related party loans at December 31, 2008 amount to $362,389 compared to $269,817 at June 30, 2008 and $210,474 at December 31, 2007. These loans are due to directors/officers of the Company for services and loans advanced to the Company. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ending December 31, 2008.

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

APOLO GOLD & ENERGY, INC.

Dated: February 13, 2009


/s/ Robert G. Dinning
----------------------
Robert G. Dinning, CFO and Secretary