Form 10-Q
period 2009-03-31
APOLO GOLD & ENERGY INC.
filed 2009-05-15
CIK 1040721

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2009

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

As of May 15, 2009, the Registrant had 82,953,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


Item 1. Financial Statements.

                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)



                                                                  March 31,      June 30,
                                                                    2009           2008
                                                                -----------    -----------
ASSETS
  CURRENT ASSETS
      Cash                                                      $       976    $     5,803
      Loan receivable                                                    --             --
                                                                -----------    -----------
                  Total Current Assets                                  976          5,803
                                                                -----------    -----------

  FIXED ASSETS
      Mining equipment                                               95,174         95,174
      Less accumulated depreciation                                 (95,174)       (95,174)
                                                                -----------    -----------
                                                                         --             --
                                                                -----------    -----------

TOTAL ASSETS                                                    $       976    $     5,803
                                                                ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $    34,237    $   180,011
      Loans payable, related parties                                395,304        269,817
                                                                -----------    -----------
                  Total Current Liabilities                         429,541        449,828
                                                                -----------    -----------

  COMMITMENTS AND CONTINGENCIES                                          --             --
                                                                -----------    -----------

  STOCKHOLDERS' DEFICIT
      Common stock, 200,000,000 shares authorized, $0.001
                  par value; 82,953,729 and 80,453,729 shares
                  issued and outstanding, respectively               82,954         80,454
      Additional paid-in capital                                  6,952,874      6,930,374
      Accumulated deficit prior to exploration stage             (1,862,852)    (1,862,852)
      Deficit accumulated during exploration stage               (5,601,541)    (5,592,002)
                                                                -----------    -----------

      TOTAL STOCKHOLDERS' DEFICIT                                  (428,564)      (444,026)
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       976    $     5,803
                                                                ===========    ===========


              The accompanying condensed notes are an integral part
                     of these interim financial statements.

                                APOLO GOLD, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                Period from
                                                                                                               April 16, 2002
                                                      Three Months Ended            Nine Months Ended          (Inception of
                                                           March 31,                    March 31,            Exploration Stage)
                                                ----------------------------   -----------------------------         To
                                                    2009           2008           2009            2008        March 31, 2009
                                                 (unaudited)    (unaudited)    (unaudited)     (unaudited)     (unaudited)
                                                -------------   ------------   ------------    ------------    ------------

REVENUES                                        $         --     $             $         --    $         --    $         --
                                                ------------    ------------   ------------    ------------    ------------

EXPENSES
          Consulting and professional fees            31,697          33,678        135,074         116,380       1,785,430
          Exploration costs                               --              --             --             177       2,449,248
          Stock Compensation                              --              --             --              --         381,340
          General and administrative expenses          3,934           7,319         10,682          32,434         974,655
                                                ------------    ------------   ------------    ------------    ------------
                   TOTAL EXPENSES                     35,631          40,997        145,757         148,991       5,590,673
                                                ------------    ------------   ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (35,631)        (40,997)      (145,757)       (148,991)     (5,590,673)

OTHER INCOME (EXPENSE)
          Loss on sale of mining equipment                --              --             --              --        (177,193)
          Gain on settlement of debt                 136,020              --        136,020              --         164,942
          Other income                                    --              --             --              --           1,384
                                                ------------    ------------   ------------    ------------    ------------
                                                     136,020              --        136,020              --         (10,867)
                                                ------------    ------------   ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        100,389         (40,997)        (9,737)       (148,991)     (5,601,540)

INCOME TAXES                                              --              --             --              --              --
                                                ------------    ------------   ------------    ------------    ------------

NET INCOME (LOSS)                               $    100,389    $    (40,997)  $     (9,737)   $   (148,991)   $ (5,601,541)
                                                ============    ============   ============    ============    ============


NET LOSS PER SHARE, BASIC AND DILUTED           $      (0.00)   $      (0.00)  $      (0.00)   $      (0.00)
                                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED:                                82,953,729      80,453,729     82,004,824      79,765,729
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


                            APOLO GOLD & ENERGY INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                          Period from
                                                                                         April 16, 2002
                                                                 Nine Months Ended        (Inception of
                                                                     March 31,          Exploration Stage)
                                                             --------------------------      Through
                                                                 2009          2008       March 31, 2009
                                                             (unaudited)    (unaudited)    (unaudited)
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $    (9,737)   $  (148,991)   $(5,711,864)
    Adjustments to reconcile net loss
        to net cash used by operating activities:
             Depreciation                                             --         11,490         95,176
             Loss on sale of mining equipment                         --             --        177,193
             Options exercised for services                           --             --        276,691
             Gain on settlement of debt                               --             --        (28,922)
             Stock issued for current debt                            --             --        470,041
             Stock issued for officer's wages and services            --             --        252,700
             Stock issued for professional services               25,000             --        272,060
             Stock issued for exploration costs                       --        135,622        711,000
             Stock options granted                                    --             --        381,340
             Expenses paid on behalf of Company                       --             --         42,610
    Decrease (increase) in:
        Loans and advance receivable                                  --         12,075             --
    Increase (decrease) in:
        Accounts payable                                        (145,774)      (111,920)        31,244
        Accrued expenses                                              --             --         (5,807)
        Accrued payables, related parties                        125,487         92,015        487,876
                                                             -----------    -----------    -----------
Net cash (used) by operating activities                           (5,024)        (9,709)    (2,523,662)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                          --             --        (95,174)
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from related party loans                             --             --         57,733
    Proceeds from borrowings                                          --             --         84,937
    Proceed from subscription receivable                              --             --         25,000
    Proceeds from sale of common stock                                --             --      2,397,835
                                                             -----------    -----------    -----------
Net cash provided  by financing activities                            --             --      2,565,505
                                                             -----------    -----------    -----------

Effect of Exchange Rate on Changes in Cash                           198             --            198

NET INCREASE (DECREASE) IN CASH                                   (4,826)        (9,709)        (4,826)

Cash, beginning of year                                            5,803         17,616          5,803
                                                             -----------    -----------    -----------

Cash, end of year                                            $       976    $     7,907    $       976
                                                             ===========    ===========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Note receivable from sale of mining equipment            $        --    $        --    $    45,000

    Shares issued on settlement of debt                      $        --    $        --    $   106,700




     The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2009
--------------------------------------------------------------------------------


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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended June 30, 2008. Operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2009, the Company had a negative working capital of $428,565 from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2009
--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, accounts payable and loans payable to related parties approximate their fair value due to their short term nature. The Company is. Further, not exposed to significant interest, credit or currency risk arising from these financial instruments due to their short term nature.

Recent Accounting Pronouncements
--------------------------------
In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in fiscal years beginning November 1, 2009. The Company is evaluating the impact adopting SFAS 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2009
--------------------------------------------------------------------------------

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 163 on its financial statements by does not expect it to have a material effect.

NOTE 3 - COMMON STOCK

During the three months ending December 31, 2008, the Company issued 2,500,000 shares of common stock for services. There was no stock issued in the three months ending March 31, 2009. There are currently 82,953,729 shares outstanding at March 31, 2009.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2009
--------------------------------------------------------------------------------

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

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's stock option plans:



                                               Number of     Weighted Average
                                                Shares       Exercise Price
                                              -----------     ----------------
  Options exercisable at June 30, 2008        $ 8,950,000    $          0.11
  Granted                                              --                 --
  Exercised                                            --                 --
                                              -----------    ---------------
  Outstanding at March 31, 2009                 8,950,000               0.11
                                              ===========    ===============

Weighted average fair value of options                       $          0.08
                                                             ---------------

At March 31, 2009, there were no additional options issued.

APOLO GOLD & ENERGY, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2009
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
------------------
The accompanying balance sheet at March 31, 2009 includes $976 of cash in Canada and $95,174 of equipment, primarily in Indonesia. This equipment has been fully depreciated at June 30, 2008. Although these countries are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company accrued consulting fees as due to two officers for a total of $90,000 for the nine months ending March 31, 2009.

On October 2, 2008, a director submitted his resignation as a director of the Company. In addition, the director submitted an invoice for services of $24,000 that the Company does not recognize as there was no agreement and no authorization for said expense.

--------------------------------------------------------------------

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

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, ("NUP"). This property is located 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consisted of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325.

The terms of the Napal Gold Property called for a total payment of $375,000 US over a six-year period of which a total of $250,000 have been made to date. Company paid $250,000 over the past 5 years and subsequent to the year ending June 30, 2008 the Company terminated its agreement on the NUP property and returned all exploration rights to the owner.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At March 31, 2009, the Company had funds on hand of $976.

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


Results of Operations
--------------------------------------------------------------------------------

In the nine months ended March 31, 2009, the Company incurred a loss of $9,737 vs. a loss of $ $148,991 for the nine months ended March 31, 2008. Company operations benefited from the forgiveness of $136,020 in accounts payable. Expenses in the nine months ending March 31, 2009 amounted to $145,757, compared to expenses incurred in the nine months ending March 31, 2008 of $148,991. Consulting fees were vertually unchanged at $135,074 vs. $116,380 as a result of expenses incurred in the continuation of investigating and evaluating business opportunities in the energy field. General and administrative expenses in the nine months ending March 31, 2009 amounted to $10,682 vs. $32,434 for the nine months ending March 31, 2008. The main reason for the reduction in costs is there is no depreciation charges in the current period as the equipment in Indonesia was fully written off in the year ending June 30, 2008. In addition to this, the Company lease on office space was not renewed and the Company was able to reduce its rental expense significantly.

In the three months ending March 31, 2009, the Company had a profit of $100,389 vs. a loss of $40,997 for the three months ending March 31, 2008. The current profit is the result of a forgiveness of debts owing in the amount of $136,020. In the three months ended March 31, 2009, the Company incurred a loss of $35,631 before the recovery of $136,020.

Administrative costs for the three months ending March 31, 2009 were $3,934 vs. $7,379 for the three months ending March 31, 2008.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2009 there were 82,953,729 shares outstanding which has increased by 2,500,000 shares from June 30, 2008. The shares were issued for services rendered in pursuit of resource/energy projects.

The Company at March 31, 2009 has current trade accounts payable of $34,237 and cash advances due to related parties of $80,304 for a total of $114,541 compared to $159,853 in trade payables and cash advances due to related parties of $30,545 due to related parties at March 31, 2008 for a total of $190,398.

Other amounts due to related parties at March 31, 2009 amounted to $315,000 compared to $217,500 as at March 31, 2008. These loans include fees payable to current officers of the Company. There are currently no specific terms of repayment of these items.

Cash on hand at March 31, 2009 amounted to $976. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has limited financial resources at March 31, 2009 with funds on hand of $976 vs. $5,803 at June 30, 2008 and $7,907 at March 31, 2008.

During the nine months ending March 31, 2009, the Company has pursued opportunities in the energy sector. A number of opportunities have been reviewed and to date none has resulted in a Definitive Agreement. The Company continues to pursue these opportunities and has engaged consultant to assist in identifying an opportunity and executing on it.

The Company has current accounts payable of $34,237, compared to $159,853 in trade payables at March 31, 2008. The Company also has expense advances due to related parties of $80,304 compared to expense advances to related parties at March 31, 2008 of $30,545.

Other amounts due to related parties at March 31, 2009 amount to $315,000 compared to $217,500 at March 31, 2008. These loans are due to directors/officers of the Company for services. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ending March 31, 2009.

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

APOLO GOLD & ENERGY, INC.

Dated: May 15, 2009


/s/ Robert G. Dinning
----------------------
Robert G. Dinning, CFO and Secretary