Form 10-K
period 2009-06-30
APOLO GOLD & ENERGY INC.
filed 2009-10-19
CIK 1040721

          OMB APPROVAL
OMB Number 3235-0063
Expires: April 30, 2012
Estimated average burden
Hours per response 2,297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-27791

Apolo Gold & Energy Inc.

(Exact name of small business issuer in its charter)

Nevada	98-0412805

State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#12-1900 Indian River Cresc.
North Vancouver, British Columbia	V7G 2R1

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 604-970-0901

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, 0.001 par value

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 75,350,396 shares) based on the average bid and asked price as of December 31, 2008 being $0.01 per share: $753,504.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,653,729 shares of Common Stock as of October 2, 2009.

Documents Incorporated by Reference: None

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company’s lack of an operating history, the Company’s minimal level of revenues and unpredictability of future revenues; the Company’s future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under “Description of Business - Risk Factors” in this Form 10-KSB. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under “Description of Business - Risk Factors”.

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

On April 16, 2002, the Company executed an agreement with Pt. Metro Astatama, of Jakarta, Indonesia, for the mining rights to a property known as Nepal Umbar Picung (“NUP”), which is located west of Bandar Lampung, on the island of Sumatra, Indonesia. NUP has a KP, Number KW. 098PP325, which is a mineral tenement license for both Exploration and Exploitation. All KP’s must be held by an Indonesian entity.

The “NUP” is 733.9 hectares in size and Apolo had an 80% interest. These claims are owned privately by citizens of Indonesia and are not crown granted claims. Apolo was entitled to recover all of its development costs on the “NUP” including property payments before the partner with 20% can participate.

The total purchase price for “NUP” was $375,000, of which payments amounting to $250,000 had been made. After various exploration programs including different drilling programs failed to yield sufficient positive results, the Company discussed various options with the property owner and decided to terminate its agreement with the NUP property and return all exploration rights to the property owners.

The Company’s office is in North Vancouver B.C.at #12-1900 Indian River Cresc. V7G 2R1.

Government Regulation

The Company was aware of environmental requirements in the operation of a concession. The Company is comfortable with the requirements and regulations and will abide by them.

Item 1A Risk Factors

1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery of precious metals.

2. The Company’s success and possible growth will depend on its ability to develop or acquire new business operations.

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

4. Competition is more in the area of ability to sell at world prices that the Company cannot control, and the Company competes for access to the world markets with its products.

5. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

6. There are currently 97,653,729 common shares outstanding at October 2, 2009 out of a total authorized capital of 200,000,000 shares. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at #12-1900 Indian River Cresc North Vancouver, BC, Canada V7G 2R1. Its telephone number is 604-970-0901.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company’s common stock has been quoted on the National Association of Securities Dealers’ Over-the-Counter market since May 17,2000. There is no other public trading market for the Company’s equity securities.

The following table summarizes trading in the Company’s common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

Sept 30, 2008	$0.02	$0.02
Dec 31, 2008	$0.01	$0.01
March 31, 2009	$0.02	$0.02
June 30, 2009	$0.02	$0.02

As of October 2,2009, there were 60 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

The Company had outstanding options from previous plans adopted.

In August, 2000, Stock Option Plan #1 was created for a total of 5,000,000 shares. Mr. Dinning, a director, had 700,000 stock options, but has cancelled these options. A former director, held 300,000 which have now expired.

In May, 2002, Stock Option Plan #2 was created for 5,000,000 shares. There were 100,000 options outstanding to a former director which have now expired.

In December, 2002, Stock Option Plan #3 was created for 7,500,000 shares and all were exercised.

In September, 2003, Stock Option Plan #4 was created for 10,000,000 shares which were all exercised.

In June, 2004, Stock Option Plan #5 was created for 5,000,000 shares. Only 1,000,000 options remained outstanding and these have been cancelled by the holder, Mr. Dinning.

In May, 2005, Stock Option Plan #6 was approved by shareholders at a general Shareholders’ meeting who also approved the issuance of 2,000,000 stock options to Mr. Dinning at $0.08 per share. These options have been cancelled by Mr. Dinning.

In May 2006, Stock Option Plan #7 was created for 8,000,000 shares. There were options outstanding to Mr. Dinning for 600,000 shares and Mr. Bojtos for 1,000,000. These options were cancelled and none are outstanding.

The Board of Directors by resolution cancelled all options outstanding as they were to directors only. All previous options outstanding to others had expired.

ITEM 6 SELECTED FINANCIAL DATA

As a smaller business issuer, the Company is not required to include this Item.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation

General Overview

Apolo Gold & Energy Inc. (“Company”) was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, (“NUP”). This property is located 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consisted of 733.9 hectares and possessed a Production Permit (a KP) # KW. 098PP325.

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

Results of Operations - Period July 01, 2008 to June 30, 2009 REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2009 the Company had no exploration costs compared to exploration costs of $ 886 in the year ending June 30, 2008. Total expenses for the year declined to $175,805 compared to $232,323 in the year ending June 30, 2008. Consulting and professional fees constitute most of the expenses incurred during the year.

General and administrative expenses for the year declined to $17,517 compared to $78,850 in the year ending June 30, 2008.

During the year, certain exploration costs previously billed to it regarding its cancelled Beowawe project in Nevada amounting to $113,520 were forgiven by the debt holder and accordingly this recovery is reflected in Other Income. This reduces the loss for the year to $62,285as compared to $202,215 for June 30, 2008.

There were no stock compensation charges in either 2009 or 2008. However the Company incurred $25,000 of expense in consulting and professional fees with respect to the issuance of 2,500,000 shares to a consultant regarding a reorganization plan which was abandoned prior to execution of any definitive agreements.

Expenses for the year related primarily to evaluation of options available re the seeking out of other business opportunities in the resource Industry and related businesses within the resource sector.

The Company continues to carefully control its expenses, and intends to seek additional financing both for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

The Company has no employees in its head office at the present time other than it’s Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash on hand at June 30, 2009 was $ 42 compared to $ 5,803 in 2008 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from shareholders of the Company.

At October 2, 2009, the Company had 97,653,729 shares of common stock Outstanding, and has raised total capital since inception of approximately $ 7,400,000.

During the year, the Company arranged for loans from its directors of $22,800 and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities. Accounts payable at June 30, 2009 decreased to $30,616compared to $180,011 primarily as a result of the forgiveness of debt of $113,520. This debt was due to Atna Resources Ltd regarding cancellation of the Beowawe agreement in Nevada. The accounts payable at June 30, 2009 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties of $83,239 at June 30, 2009 vs. $269,817 at June 30, 2008 are due to current officers and directors of the Company regarding cash advances to the company. The reduction in the amount owed is a result of the Company issuing 8,000,000 shares to Peter Bojtos and 5,800,000 shares to Robert Dinning, valued at $0.025 per share on June 28, 2009for $345,000. This total includes $120,000 of accrued fees expensed in fiscal 2009 and $225,000 of the debt accrued from prior years.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2009. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

I. Vellmer Inc.
Chartered Accountant*

721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
* denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

I have audited the accompanying balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 and 2008 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the year ended June 30, 2009 and 2008 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“I Vellmer Inc.”
October 6, 2009	Chartered Accountant

APOLO GOLD & ENERGY INC.
(Exploration Stage Company)
BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS
Cash	$42	$5,803

TOTAL ASSETS	$42	$5,803

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,616	$180,011
Loans payable, related parties (Note 5)	83,238	269,817

Total Current Liabilities	113,854	449,828

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ DEFICIT
Common stock, 200,000,000 shares authorized, $0.001 par value; 97,653,729 and 80,453,729 shares issued and outstanding, respectively (Note 7)	97,654	80,454
Additional paid-in capital	7,305,674	6,930,374
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,654,287)	(5,592,002)

TOTAL STOCKHOLDERS’ DEFICIT	(113,811)	(444,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42	$5,803

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30, 2009	Year Ended June 30, 2008	Period from April 16, 2002 (Inception of Exploration Stage) Through June 30, 2009

REVENUES	$—	$—	$—

EXPENSES
Consulting and professional fees	158,288	152,587	1,808,644
Exploration costs	—	886	2,449,248
Stock compensation expense	—	—	381,340
General and administrative expenses	17,517	78,850	981,490

TOTAL EXPENSES	175,805	232,323	5,620,722

LOSS FROM OPERATIONS	(175,805)	(232,323)	(5,620,722)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	—	—	(177,193)
Gain on settlement of debt	113,520	28,922	142,442
Other income	—	1,186	1,186

	113,520	30,108	(33,565)

LOSS BEFORE INCOME TAXES	(62,285)	(202,215)	(5,654,287)

INCOME TAXES	—	—	—

NET LOSS	$(62,285)	$(202,215)	$(5,654,287)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	82,137,189	79,936,789

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30,		Period from April 16, 2002 (Inception of Exploration Stage) Through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,285)	$(202,215)	$(5,654,287)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	—	49,779	95,176
Loss on sale of mining equipment	—	—	177,193
Options exercised for services	—	—	276,691
Gain on settlement of debt	(113,520)	(28,922)	(142,442)
Stock issued for current debt	—	—	470,041
Stock issued for officer’s wages and services	—	—	252,700
Stock issued for professional services (Note 7)	25,000	—	272,060
Stock issued for exploration costs		—	711,000
Stock options granted	—	—	381,340
Expenses paid on behalf of Company		—	42,610
Decrease (increase) in:
Loans and advance receivable		12,075	—
Decrease (increase) in:
Accounts payable	(35,876)	40,183	264,277
Accrued expenses	—	—	(5,807)
Accrued payables, related parties	180,920	117,287	387,663

Net cash (used) by operating activities	(5,761)	(11,813)	(2,471,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	—	—	57,733
Proceeds from borrowings	—	—	84,937
Proceed from subscription receivable	—	—	25,000
Proceeds from sale of common stock	—	—	2,397,835

Net cash provided by financing activities	—	—	2,565,505

NET INCREASE (DECREASE) IN CASH	(5,761)	(11,813)	(1,454)
Cash, beginning of period	5,803	17,616	1,496

Cash, end of period	$42	$5,803	$42

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$—	$—	$45,000
Common stock issued on settlement of debt (Notes 5 and 7)	$367,500	$—	$367,500

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Common Stock

	Number of Shares	Amount

Balance, June 30, 2001	18,654,580	$18,654	$1,265,282	$—	$(1,634,303)	$—	$—	$(350,367)
Issuance of common stock for services at an average of $0.05 per share	2,300,000	2,300	112,700	—	—	—	—	115,000
Cancellation of stock used as payment for debt	(3,000,000)	(3,000)	(32,000)	—	—	—	—	(35,000)
Options exercised as payment for services at $0.05 per share	700,000	700	34,300	—	—	—	—	35,000
Issuance of common stock for debt retirement at $0.15 per share	4,421,282	4,422	658,771	—	—	—	—	663,193
Issuance of stock for mining rights	3,000,000	3,000	327,000	—	—	—	—	330,000
Options exercised at $0.07 per common share	2,000,000	2,000	138,000	(70,000)	—	—	—	70,000
Options exercised as payment for services at $0.11 per common share	20,000	20	2,180	—	—	—	—	2,200
Net loss for the year ended June 30, 2002	—	—	—	—	(228,549)	(575,370)	—	(803,919)

Balance, June 30, 2002	28,095,862	28,096	2,506,233	(70,000)	(1,862,852)	(575,370)	—	26,107
Options exercised as payment for services at $0.09 per common share	500,000	500	44,500	—	—	—	—	45,000
Subscriptions received	—	—	—	70,000	—	—	—	70,000
Options exercised as payment for services at $0.05 per common share	1,300,000	1,300	67,700	—	—	—	—	69,000
Options exercised for cash of $150,000 and services at $0.06 per common share	3,400,000	3,400	201,600	—	—	—	—	205,000
Options exercised as payment of legal services at $0.04 per common share	39,000	39	1,521	—	—	—	—	1,560

Balance Forward	33,334,862	$33,335	$2,821,554	$—	$(1,862,852)	$(575,370)	$—	$416,667

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Common Stock

	Number of Shares	Amount

Balance Forward	33,334,862	$33,335	$2,821,554	$—	$(1,862,852)	$(575,370)	$—	$416,667
Issuance of stock for services at $0.08 per share	600,000	600	47,400	—	—	—	—	48,000
Issuance of stock for debt at $0.06 per common share	2,348,615	2,348	138,568	—	—	—	—	140,916
Options exercised for cash at $0.045 per common share	1,111,112	1,111	48,889	—	—	—	—	50,000
Options exercised at $0.05 per share for subscription receivable	500,000	500	24,500	(25,000)	—	—	—	—
Options exercised as payment for services at $0.05 per share	400,000	400	19,600	—	—	—	—	20,000
Net loss for the year ended June 30, 2003	—	—	—	—	—	(730,997)	—	(730,997)
Foreign currency translation gain	—	—	—	—	—	—	682	682

Balance, June 30, 2003	38,294,589	38,294	3,100,511	(25,000)	(1,862,852)	(1,306,367)	682	(54,732)
Options exercised as payment for services at $0.05 per common share	525,000	525	26,875	—	—	—	—	27,400
Stock subscription paid	—	—	—	25,000	—	—	—	25,000
Options exercised at $0.06 per share	11,125,000	11,125	696,375	—	—	—	—	707,500
Issuance of stock for services at $0.20 per share	25,000	25	4,975	—	—	—	—	5,000
Issuance of stock for property acquisition at $0.16 per share	1,000,000	1,000	159,000	—	—	—	—	160,000
Stock issued for cash at $0.30 per share	1,000,000	1,000	299,000	—	—	—	—	300,000
Net loss for the year ended June 30, 2004	—	—	—	—	—	(788,700)	—	(788,700)
Foreign currency translation gain (loss)	—	—	—	—	—	—	(682)	(682)

Balance, June 30, 2004	51,969,589	51,969	4,286,736	—	(1,862,852)	(2,095,067)	—	380,786
Options exercised at an average of $0.11 per share	859,000	859	90,132	—	—	—	—	90,991
Issuance of stock for debt at $0.07 per share	1,088,075	1,088	79,245	—	—	—	—	80,333
Issuance of stock for property acquisition at $0.09 per share	1,500,000	1,500	133,500	—	—	—	—	135,000
Issuance of stock for services at $0.09 per share	150,000	150	13,350	—	—	—	—	13,500
Issuance of stock for services at $0.20 per share	50,000	50	9,950	—	—	—	—	10,000
Options exercised as payment for services at $0.08 per share	1,709,888	1,710	133,580	—	—	—	—	135,290
Net loss for the year ended June 30, 2005	—	—	—	—	—	(1,018,390)	—	(1,018,390)

Balance, June 30, 2005	57,326,552	$57,326	$4,746,493	$—	$(1,862,852)	$(3,113,457)	$—	$(172,490)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Common Stock

	Number of Shares	Amount

Balance Forward - June 30, 2005	57,326,552	$57,326	$4,746,493	$(1,862,852)	$(3,113,457)	$—	$(172,490)
Issuance of stock for services at $0.06 per share	1,805,000	1,805	116,695	—	—	—	118,500
Issuance of stock for property acquisition at $0.16 per share	1,100,000	1,100	64,900	—	—	—	66,000
Options exercised for cash at $0.07 per common share	1,000,000	1,000	69,000	—	—	—	70,000
Options exercised as payment for services from $0.07 to $0.10 per common share	1,300,000	1,300	112,700	—	—	—	114,000
Stock issued for cash at $0.10 per share	5,600,000	5,600	554,400	—	—	—	560,000
Issuance of stock for debt from $0.06 to $0.10 per share	3,726,125	3,726	281,899	—	—	—	285,625
Stock issued for cash from $0.09 to $0.105 per share	2,364,387	2,365	226,979	—	—	—	229,344
Stock options granted	—	—	381,340	—	—	—	381,340
Net loss for the year ended June 30, 2006	—	—	—	—	(1,404,004)	—	(1,404,004)
Balance, June 30, 2006	74,222,064	74,222	6,554,406	(1,862,852)	(4,517,461)	—	248,315

Issuance of stock for services at $0.10 per share	90,000	90	8,910	—	—	—	9,000
Issuance of stock for debt at $0.06 per share	725,000	725	42,775	—	—	—	43,500
Issuance of stock for services from $0.08 to $0.09 per common share	2,100,000	2,100	170,400	—	—	—	172,500
Common shares cancelled at $0.09 per share	(550,000)	(550)	(48,950)	—	—	—	(49,500)
Issuance of stock for cash at $0.06 per share	1,666,665	1,667	98,333	—	—	—	100,000
Net loss for the year ended June 30, 2007	—	—	—	—	(872,325)	—	(872,325)

Balance, June 30, 2007	78,253,729	78,254	6,825,874	(1,862,852)	(5,389,787)	—	(348,511)
Issuance of stock for debt at $0.0485 per share	2,200,000	2,200	104,500	—	—	—	106,700
Net loss for the year ended June 30, 2008	—	—	—	—	(202,215)	—	(202,215)

Balance, June 30, 2008	80,453,729	80,454	6,930,374	(1,862,852)	(5,592,002)	—	(444,026)
Issuance of stock for debt at $0.025 per share	14,700,000	14,700	352,800				367,500
Isuance of stock for services at $0.01 per share	2,500,000	2,500	22,500				25,000
Net loss for year ended June 30, 2009					(62,285)		(62,285)

Balance, June 30, 2009	97,653,729	$97,654	$7,305,674	$(1,862,852)	$(5,654,288)	$—	$(113,811)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc. formerly known as Apolo Gold, Inc. (hereinafter “the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary has had no financial transactions since 2001 and is no longer active.

On April 16, 2002, the Company signed an agreement to enter into a joint venture to explore a mineral property (the “Napal Gold Property”) in Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, not yet under production. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia (see Note 3). As at June 30, 2009 and 2008 the Company does not have any mineral property interests. The Company is presently investigating new mineral property exploration and development investments.

The Company’s year-end is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $100,000 per account. However, the Company’s business checking account, which is maintained in United States dollars, is not insured. As at June 30, 2009, there were $19 federally uninsured (2008 - $5,107).

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

The Company is not exposed to significant interest, credit or currency risk due to the short term nature of its financial instruments.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Exploration Stage

The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia (see Note 3). As at June 30, 2009 and 2008 the Company does not have any mineral property interests. The Company is presently investigating new mineral property exploration and development investments.

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable and accrued liabilities and loans payable to related parties approximate their fair value due to their short term nature.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange rate differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2009 and 2008 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $62,285 for the year ended June 30, 2009 and has an accumulated deficit of, 7,517,139, no revenues, and limited cash resources as at June 30, 2009.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company’s management is actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors. See Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management believes that it will be able to generate sufficient cash from public or private debt or equity financing for the Company to continue to operate based on current expense projections.

Impaired Asset Policy

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

have transpired which indicate that the carrying value of its assets may not be recoverable. As of June 30, 2009 no impairment was deemed necessary. During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia (see further Note 4).

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $2,483,750 principally arising from approximate net operating loss carry forward of $7,426,516 for income tax purposes, which expire in the years 2017 through 2029. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2009 and June 30, 2008 were as follows:

	June 30, 2009	June 30, 2008

Net operating loss carry forward	$7,526,516	7,481,768

Deferred tax asset	$2,483,750	$2,468,983
Deferred tax asset valuation allowance	$(2,483,750)	(2,468,983)

Net deferred tax asset	$—	$—

The change in the allowance account from June 30, 2008 to June 30, 2009 was $14,767

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

	June 30, 2009	June 30, 2008

Statutory rate	33%	33%

Income taxes recovered at the effective tax rate	$22.296	$66,662
Adjustment for temporary timing differences:	—	9,544
Adjustment for permanent timing differences:	(7,502)	—

	14,767	57,118
Benefit of tax losses not recognized in year	(14,767)	(57,118)

Income tax recovery (expense) recognized in year	$—	$—

Reclamation Costs

Reclamation costs that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect this adoption will have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 163 on its financial statements; it does not expect it to have a material effect.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods for the Company ending after June 15, 2009. The adoption of this SFAS did not have a material impact on the Company’s financial statements as at June 30, 2009.

FAS 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt this Statement for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of this standard to have any material impact on financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have a material impact on the financial statements.

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

In June 2009, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. As the principal source of authoritative accounting literature following its release, we will be required to revise our filings commencing with our quarterly period ended September 30, 2009 to reflect references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Revenue Recognition

Sales are recorded when minerals are delivered to the purchaser.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (hereinafter “SFAS No. 131”) in the year ended June 30, 2000. SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” replacing the “industry segment” approach with the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company’s results of operations or financial position. The Company has abandoned its only operating mining property and has no operating segments at this time.

Stock-Based Compensation

The Company adopted SFAS No. 123(revised), “Share-Based Payment”, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

NOTE 3 – MINERAL PROPERTIES

Indonesia

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

On April 8, 2002, the Company signed an agreement to enter into a joint venture with PT Metro Astatama, a limited liability corporation, incorporated under the laws of Republic of Indonesia, who held the rights to explore the property and Pt Napal Umbar Picung, the owners of the NUP property. The agreement enabled the joint venture to acquire the mining rights on the property known as the Napal Gold Property, (NUP) located in Sumatra, Indonesia. In exchange for a commitment for future incremental cash payments totaling $375,000, payable over six years, and 3,000,000 shares of the Company’s restricted common stock, the Company would receive 734 hectares with a production permit number KW-098PP325 (KP) in place. Although preliminary sampling on the property indicated the presence of gold, subsequent drilling showed inconclusive results, and the Company determined that its findings to date were not sufficient to continue. The Company decided to terminate its agreement on the property and return exploration rights to the property owner during the year ended June 30, 2008.

On September 21, 2005, the Company entered into an Exploration Agreement with Option for Joint Venture on the “Beowawe Project” in Nevada. This Agreement was executed with Atna Resources Ltd., of Vancouver BC Canada in regard to exploration on the Beowawe Property located in Lander and Eureka Counties, Nevada. Under terms of the Agreement, Atna Resources Ltd. granted the Company the exclusive right to acquire an undivided 55% interest in the Beowawe Property by expending a total of $1,700,000 within a four year period. The first year exploration requirement was $250,000. The Company did not complete the required work program in the allotted time period and subsequently negotiated a cancellation of the Agreement, signed on February 14, 2007. In the fiscal year ending June 30, 2009, the remaining debt owing to Atna Resources Ltd. of $113,520 was forgiven.

The Company has recorded its mineral property costs as exploration expenses because there are no professional engineering studies evidencing proven and probable reserves for its mineral properties.

NOTE 4 – PROPERTY AND EQUIPMENT

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company adopted SFAS No. 143 during the year ended June 30, 2002. As at June 30, 2009 and 2008 estimated asset retirement costs were $nil.

Property and equipment consists is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are three to seven years.

Mining equipment is $nil at June 30, 2009 and 2008. There was no depreciation in fiscal 2009 (2008 - $49,780). In fiscal 2008 the Company charged an additional amount of $34,460 to depreciation to reflect a change in the estimate of the salvage value of the mining equipment, situated in Indonesia.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

NOTE 5 – LOANS PAYABLE, RELATED PARTIES

The Company’s loans payable are due to its three Directors. They are non-interest bearing, unsecured and have no stated terms of repayment. During the year, the Company issued 13,800,000 common shares at a deemed value of $0.025 to settle $354,000 of liabilities due to two Directors.

NOTE 6 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of June 30, 2008 and 2007, the Company has no preferred shares issued and outstanding.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

During the year ended June 30, 2009, the Company issued 2,500,000 restricted common shares for consulting services received during fiscal 2009 at a value of $0.01 per share.

The Company further issued 14,700,000 restricted common shares at a price of $0.025 per share in settlement of debt outstanding; 13,800,000 of these restricted common shares were issued to two officers of the Company. The shares are valued at the carrying value of the debt settled.

The Company’s policy is to record stock at its fair market value on the date of issuance.

NOTE 8 – COMMON STOCK OPTIONS

The Company has seven common stock option plans: the Apolo Gold, Inc. 2000 Stock Option Plan; Apolo Gold, Inc. 2002 Stock Option Plan; Apolo Gold, Inc. 2003 Stock Option Plan; Apolo Gold, Inc. 2004 Stock Option Plan; the 2004 Stock Option Plan #A; and 2005 Stock Option Plan (hereinafter “the Plans”) adopted in July 2000, May 2002, November 2002, September 2003, March 2004, February 2005, and May 2006 respectively. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans’ terms. The Plans provide that the Company’s board of directors may exercise its discretion in awarding options under the Plans, not to exceed 5,000,000 for the 2000 Plan, 5,000,000 for the 2002 Plan, 7,500,000 for the 2003 Plan, 15,000,000 for the 2004 and the 2004A Plans and 8,000,000 for the 2006 Plan. The Board determines the per share option price for the stock subject to

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

each option. All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company’s stock option plans as at June 30, 2009 and 2008:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2000 stock option plan	1,000,000	$0.14	—
2002 stock option plan	100,000	$0.10	—
2003 stock option plan	0	$0	—
2004 and 2004A stock option plans	3,500,000	$0.16	—
2005 stock option plan	2,000,000	$0.09	—
2006 stock option plan	2,350,000	$0.09	1,875,000

Total	8,950,000		1,875,000

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2007 and 2008	8,950,000	0.12

Granted	—	—
Exercised	—	—
Forfeited / cancelled	(8,950,000)	(0.12)

Outstanding at June 30, 2009	—	—

APOLO GOLD & ENERGY, INC. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009

The stock options were fully vested as at June 30, 2009 and 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had the following related party balances and transactions, not otherwise disclosed in the notes to these financial statements:

During the year ended June 30, 2009, the Company accrued consulting fees of $120,000 (2008 - $120,000) to two Officers of the Company. The transaction was measured at the agreed upon amount between the Company and the Officers.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Compliance with Environmental Regulations

The Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project, and cause changes or delays in the Company’s activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 10, 2008 the firm Williams & Webster, P.S. of Spokane, Washington, resigned as the principal accountant to audit the Registrant’s financial statements. Williams & Webster, P.S., were the auditors of the financial statements for the fiscal years of the Registrant ended June 30, 2007 and 2006.

Except for the following qualification, the report of Williams & Webster, P.S, for the fiscal years of the Registrant ended June 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues and limited cash. In addition, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the fiscal years of the Registrant ended June 30, 2007 and 2006 and through September 10, 2008, there were no disagreements with Williams & Webster, P.S., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S., to make reference thereto in his report on the Registrant’s financial statements for such year.

During the fiscal years of the Registrant ended June 30, 2008 and 2007 and through September 10, 2008, there were no “reportable events” with respect to the Registrant as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

During the fiscal years of the Registrant ended June 30, 2007 and 2006 and through September 10, 2008, the Registrant did not consult with Williams & Webster, P.S., with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures over financial reporting were not effective as of June 30, 2009 in that the Company failed to make certain adjustments that previously were not considered material which due to the low operating activity of the Company should have been considered material. As a result the internal controls have been revised to lower the threshold at which adjustments are considered material.

ITEM 9A(T). CONTROLS AND PROCEDURES.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          (a) Directors and Executive Officers

			1ST YEAR
NAME	AGE	POSITION	WITH COMPANY

Peter Bojtos	60	Director Chairman, President & CEO	2006
Robert G. Dinning	70	Director Chief Financial Officer, Secretary	2000
David Yu	53	Director	2006

Business Experience

Peter Bojtos.

Mr. Bojtos is a Professional Engineer and a graduate of Leicester University, England with a B.Sc. Honours degree in Geology. He is a member of the Institution of Mining and Metallurgy, England, and a member of the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Bojtos has over 30 years of worldwide experience in the mining industry from exploration through the feasibility study stage to mine construction, operations and decommissioning.

Mr. Bojtos is a director of several resource companies, including Fischer-Watt Gold Company,Inc, Tournigan Energy Ltd and US Gold Corp.

Mr. Bojtos was appointed Chairman, President, and CEO on February 1, 2006, replacing Mr. Martial Levasseur, who was a founder of the Company who retired.

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has hadhis own Business and Management Consulting business since 1977, focusing primarily in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 38 years. Currently Mr. Dinning is also a director of Industrial Minerals, Inc., Paramount Gold & Silver Corp., ATAC Resources Ltd, Rockhaven Resources Ltd, Sonora Gold & Silver Corp, and Gold Star Resources Corp.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30, 2009 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

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

Board of Directors Independence

One of the Company’s directors is”independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. This director is David Yu. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors’ meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee’s qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted for shareholders for election to the board.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold Inc., #12-1900 Indian River Cres, North Vancouver BC, Canada V7G 2R1. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company’s website wwww.apologold.com.

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2009 our Directors and Officers have not complied with all applicable Section 16(a) filing requirements. Directors Bojtos and Dinning did not file a Form 4, Form 5 A or Form 13G on a timely basis. The company did not have the resources to process said forms. Please see Item 13 Related Party Transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

          The following table shows for the fiscal years ending June 30, 2009,and 2008, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

	Summary Compensation Table

				Long Term Compensation

	Annual Compensation			Awards	Payouts

Name and Principle Position Other Compensation ($)	Other Annual Year	Securities Salary($)	Compensation ($)	Underlying Options (#)	All

Peter Bojtos President/CEO	2009	60,000		Nil
Peter Bojtos President/CEO	2008	60,000	0

Robert Dinning CFO	2009	60,000		Nil
Robert Dinning CFO	2008	60,000		Nil

Option Grants in Last Fiscal Year June 30, 2009 and 2008 - Nil

Compensation of Directors

          Standard Arrangements: The members of the Company’s Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

          Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company’s CEO and CFO do not have employment agreements.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2009. All information provided herein should be read in conjunction with the tables provided below.

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

Components of Our Executive Compensation Program

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

•	Base Salary

•	Stock Awards

•	Other benefits available to all employees

•	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2009 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 97,653,729 shares of common stock outstanding as of October 12, 2009 and of Management assuming the exercise of outstanding options held by management.

Title of	Name and Address (1)		Amount and Nature	% of
Class	Beneficial Owner	Position	of Beneficial Owner	Class

Common	Peter Bojtos	Director, CEO	8,500,000	8.70
	Robert Dinning	Director, CFO	8,203,333	8.40%
	David Yu	Director	5,600,000	5.74%
	All officers and Directors as a Group (3 persons)		22,303,333	22.84%

(1)	The Address of the executive officers and directors is that of the Company: #12-1900 Indian River Cresc., North Vancouver, B.C. Canada V7G 2R1

Item 13. Certain Relationships and Related Transactions: On June 28, 2009, the Company issued 8,000,000 shares to Peter Bojtos and 5,800,000 to Robert Dinning, the officers and directors of the Company. Valued at $0.025 per share, the issuance resulted in a reduction of debt to these Affiliates of $345,000 of which $120,000 were accrued fees expensed in fiscal 2009 and $225,000 was accrued from the prior year. The Company’s remaining Loans payable to these Affiliates was $83,238 at June 30, 2009.

Item 14.

Principal Accountant Fees And Services

I.Vellmer Inc. Chartered Accountant, is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2009. I. Vellmer Inc has performed the audit for the fiscal years’ June 30, 2008 and June 30, 2009 and have been paid all fees outstanding to date.

Audit Fees

I. Vellmer Inc. was paid aggregate fees of approximately $11,000 for the fiscal year ended June 30, 2008 and $nil for the fiscal year ending June 30, 2007 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years. I. Vellemer Inc. was paid $4,400 in fees in connection with its reviews of the financial statements included in Company's quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009.

Audit -Related Fees

I. Vellmer Inc was not paid any additional fees for the fiscal year ended June 30, 2009 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

I. Vellmer Inc was not paid any aggregate fees for the fiscal year ended June 30, 2009 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

I.Vellmer Inc was paid no other fees for professional services during the fiscal year ended June 30, 2009

Item 15. Exhibits

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

Date: October 15, 2009
/s/ Peter Bojtos

Peter Bojtos, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Bojtos

Peter Bojtos	Chairman,President, CEO,
	Director	October 15, 2009

/s/ Robert G. Dinning

Robert G. Dinning	Chief Financial Officer,
	Secretary, Director	October 15, 2009

/s/ David Yu

David Yu	Director
	Director	October 15, 2009

Exhibit Index

The following exhibits are filed with the Annual Report on Form 10-K.

          31.1 Sarbanes Oxley Section 302 Certification from C.E.O.

          31.2 Sarbanes Oxley Section 302 Certification from C.F.O.

          32.1 Sarbanes Oxley Section 906 Certification from C.E.O.