Form 10-Q
period 2009-09-30
APOLO GOLD & ENERGY INC.
filed 2009-11-16
CIK 1040721

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 0-27791

APOLO GOLD & ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0412805
(State of incorporation)	(IRS Employer ID No.)

#12-1900 Indian River Cr.
North Vancouver, BC V7G 2R1
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (604) 970-0901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐               Accelerated Filer ☐     Non-accelerated Filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☐

As of November 7, 2009, the Registrant had 97,653,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

Item 1. Financial Statements.

APOLO GOLD & ENERGY INC.

BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009
CURRENT ASSETS
Cash	$1,779	$42
Total Current Assets	1,779	42

TOTAL ASSETS	$1,779	$42

CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,123	$31,615
Loans payable, related parties	98,161	83,238
Total Current Liabilities	128,284	114,853

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, $0.001
par value; 97,653,729 shares issued and outstanding	97,654	97,654
Additional paid-in capital	7,305,674	7,305,674
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,666,981)	(5,654,287)

TOTAL STOCKHOLDERS' DEFICIT	(126,505)	(113,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,779	$1,042

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			April 16, 2002
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	Sepember 30,	September 30,	Through
	2009	2008	September 30, 2009

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	7,332	42,476	1,815,976
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	5,361	2,989	986,851
TOTAL EXPENSES	12,693	45,465	5,633,415

LOSS FROM OPERATIONS	(12,693)	(45,465)	(5,633,415)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(12,693)	(45,465)	(5,666,980)

INCOME TAXES	-	-	-

NET LOSS	$(12,693)	$(45,465)	$(5,666,980)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	97,653,729	80,453,729

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			April 16, 2002
	Three Months	Three Months	(Inception of
	Ended	Ended	Exploration Stage)
	Sepember 30,	September 30,	Through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,693)	$(45,465)	$(5,666,980)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Increase (decrease) in:			-
Accounts payable	(493)	2,000	263,784
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	38,335	387,663
Net cash (used) by operating activities	(13,186)	(5,131)	(2,484,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	14,923	-	72,656
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	14,923	-	2,580,428

NET INCREASE (DECREASE) IN CASH	1,737	(5,131)	283

Cash, beginning of period	42	5,803	1,496

Cash, end of period	$1,779	$672	$1,779

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2009, the Company had a negative working capital of  $126,505 from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2009
(Unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement as at July 1, 2009 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The adoption of this statement did not have a material impact on our financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2009
(Unaudited)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of this statement as at July 1, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods for the Company ending after June 15, 2009. The adoption of this SFAS did not have a material impact on the Company’s financial statements as at September 30, 2009.

FAS 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The Company has adopted this Statement for interim and annual reporting periods beginning on July 1, 2009. The adoption of this standard did not have any material impact on financial statements.

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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2009
(Unaudited)

NOTE 3 – COMMON STOCK

During the three months ending September 30, 2009, the Company did not issue any common stock. There are currently 97,653,729 shares outstanding at September 30, 2009.

NOTE 4 – STOCK OPTIONS

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

The following is a summary of the Company's stock option plans:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	$8,950,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited / cancelled	(8,950,000)	(0.12)
Outstanding at June 30, 2009 and September 30, 2009	-	-

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at September 30, 2009 includes $1,779 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

ITEM 2.      Management's Discussion and Analysis of Financial Condition and  Results of Operations

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

The terms of the Napal Gold Property called for a total payment of $375,000 US over a six-year period of which a total of $250,000 had been made. Subsequent to  the year ending June 30, 2008 the Company terminated its agreement on the NUP property and returned all exploration rights to the owner.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At September 30, 2009, the Company had funds on hand of $1,779.

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

Results of Operations

In the three months ended September 30, 2009, the Company incurred a loss of $12,693 vs. a loss of $ $45,465 for the three months ended September 30, 2008. Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the quarter ending September 30, 2009 were professional fees of $7,332 vs. $42,476 in the three months ending months ending September 30, 2008 and general and administrative expenses of $5,361 vs. $2,989 in the three months ending September 30, 2008.

No Consulting fees were billed to the Company in the quarter ending September 30, 2009 compared to fees of $30,000 in the period ending September 30, 2008. The Company continues to investigate and evaluate business opportunities in the energy field.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2009 there were 97,653,729 shares outstanding which is unchanged from June 30, 2009.

The Company at September 30, 2009 has current trade accounts payable of $21,302 and an amount owing to a former director of $8,821 for a total of $30,123 compared to $182,012 at September 30, 2008. At September 30, 2009, loans payable to related parties amounted to $98,161 compared to $308,152 at September 30, 2008. These loans represent cash advances made to the company to retire existing debt including professional fees incurred.

Cash on hand at September 30, 2009 amounted to $1,779. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field.  There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at September 30, 2009 with funds on hand of $1,779 vs. $673 at September 30, 2008 and $42 at June 30, 2009.

During the three months ending September 30, 2009, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable of $30,123, (which includes an amount owing to a former director of $8,821, compared to $31,615 at June 30, 2009 and compared to $182,012 at September 30, 2008.

Amounts due to related parties at September 30, 2009 amount to $98,161 compared to $308,153 at September 30, 2008, and $83,238 at June 30, 2009. These loans are due to directors/officers of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2009.

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

Dated: November 16, 2009

/s/ Robert G. Dinning
Robert G. Dinning, CFO and Secretary