Form 10-Q
period 2009-12-31
APOLO GOLD & ENERGY INC.
filed 2010-02-12
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27791

Apolo Gold & Energy, Inc.
(Excat name of regostrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#12 - 1900 Indian River Cr. North Vancouver, BC V7G 2R1
(Address of principal executive offices) (Zip Code)

604 970 0901
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

,,
The number of shares of common stock, par value $.001 per share, outstanding as of February 10, 2010 was 97,653,729

Item 1.    Financial Statements

APOLO GOLD & ENERGY INC.
(an Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009
CURRENT ASSETS
Cash	$3,655	$42
Total Current Assets	3,655	42

TOTAL ASSETS	$3,655	$42

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,749	$30,615
Loans payable, related parties	106,475	83,238
Total Current Liabilities	135,224	113,853

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, $0.001
par value; 97,653,729 shares issued and outstanding	97,654	97,654
Additional paid-in capital	7,305,674	7,305,674
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,672,045)	(5,654,287)

TOTAL STOCKHOLDERS' DEFICIT	(131,569)	(113,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,655	$42

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					April 16, 2002
	Three Months	Three Months	Six Months	Six Months	(Inception of
	Ended	Ended	Ended	Ended	Exploration Stage)
	December 31	December 31	December 31	December 31	Through
	2009	2008	2009	2008	December 31, 2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	1,353	60,901	8,685	103,377	1,817,329
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	3,712	3,760	9,073	6,748	990,563
TOTAL EXPENSES	5,065	64,661	17,758	110,125	5,638,480

LOSS FROM OPERATIONS	(5,065)	(64,661)	(17,758)	(110,125)	(5,638,480)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(5,065)	(64,661)	(17,758)	(110,125)	(5,672,045)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,065)	$(64,661)	$(17,758)	$(110,125)	$(5,672,045)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED:	97,653,729	82,627,642	97,653,729	81,540,686

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			April 16, 2002
	Six Months	Six Months	(Inception of
	Ended	Ended	Exploration Stage)
	December 31	December 31	Through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,758)	$(110,125)	$(5,672,045)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	25,000	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Increase (decrease) in:			-
Accounts payable	(1,866)	(8,801)	262,411
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	92,572	387,663
Net cash (used) by operating activities	(19,624)	(1,355)	(2,491,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	23,237	-	80,970
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	23,237	-	2,588,742

NET INCREASE (DECREASE) IN CASH	3,613	(1,355)	2,159

Cash, beginning of year	42	5,803	1,496

Cash, end of year	$3,655	$4,448	$3,655

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Shares issued on settlement of debt	$367,500	$-	$367,500

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2009
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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2009, the Company had a negative working capital of  $131,570 from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2009
(Unaudited)

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

Subsequent Events
We evaluated events occurring between the end of our fiscal quarter, December 31, 2009 and February 12, 2010 when the financial statements were issued.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will applyprospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2009
(Unaudited)

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods for the Company ending after June 15, 2009. The adoption of this SFAS did not have a material impact on the Company’s financial statements as at December 31, 2009.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2009
(Unaudited)

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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2009
(Unaudited)

NOTE 3 – COMMON STOCK

During the six months ending December 31, 2009, the Company did not issue any common stock. There are currently 97,653,729 shares outstanding at December 31, 2009.

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

The following is a summary of the Company's stock option plans:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	$8,950,000	$0.12
Granted	-	-
Exercised	-		-
Forfeited / cancelled	(8,950,000)	(0.12)
Outstanding at June 30, 2009 and December 31, 2009	-	-

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2009
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at December 31, 2009 includes $3,655 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

At December 31, 2009, the Company had funds on hand of $ 3,655.

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

Results of Operations

In the  six months ended December 31, 2009, the Company incurred a loss of $ 17,758 vs. a loss of $ 110,125 for the six months ended December 31, 2008.  For the three months ending December 31, 2009, the Company incurred a loss of $5,065 vs. a loss of $64,661 for the three months ended December 31, 2008.  Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the six months ending December 31, 2009 were professional fees of $8,685 vs. $103,377 in the six months ending December 31, 2008. For the three months ending December 31, 2009, professional fees amounted to $1,353 vs. $60,901 in the three months ended December 31, 2008 and general and administrative expenses in the three months ending December 31, 2009 amounted to $3,712 vs. $3,760 for the three months ended December 31, 2008.

No Consulting fees were billed to the Company in the six months ending December 31, 2009 compared to fees of $60,000 in the period ending December 31, 2008. The Company continues to investigate and evaluate business opportunities in the energy field.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2009 there were 97,653,729 shares outstanding which is unchanged from June 30, 2009.

The Company at December 31, 2009 has current trade accounts payable of $ 28,749 and loans owing to related parties of $106,476 compared to payables of $31,616 and loans owing to related parties of $83,238 at December 31, 2008.

Included in accounts payable is an amount owing to a former director of $8,821. These loans owing to related parties represent cash advances made to the company to retire existing debt including professional fees incurred.

Cash on hand at December 31, 2009 amounted to $3,655. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field.  There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

Liquidity and Capital Resources

The Company has limited financial resources at December 31, 2009 with funds on hand of $ 3,655 vs. $42 at June 30, 2009.

During the six months ending December 31, 2009, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable of 28,749, (which includes an amount owing to a former director of $8,821, compared to $31,615 at June 30, 2009 and compared to $171,211 at December 31, 2008.

Amounts due to related parties at December 31, 2009 amount to $106,476 compared to $362,389 at December 31, 2008, and $83,238 at June 30, 2009. These loans are due to directors/officers of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ending December 31, 2009.

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

Dated: February 12, 2010

/s/ Robert G. Dinning
Robert G. Dinning, CFO and Secretary