Form 10-Q
period 2010-03-31
APOLO GOLD & ENERGY INC.
filed 2010-05-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of  May 9,  2010, the Registrant had 97,653,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2010	2009
CURRENT ASSETS
Cash	$1,481	$42
Total Current Assets	1,481	42

TOTAL ASSETS	$1,481	$42

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,047	$30,615
Loans payable, related parties	109,297	83,238
Total Current Liabilities	137,344	113,853

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, $0.001
par value; 97,653,729 and 97,653,729 shares	97,654	97,654
issued and outstanding
Additional paid-in capital	7,305,674	7,305,674
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,676,339)	(5,654,287)

TOTAL STOCKHOLDERS' DEFICIT	(135,863)	(113,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,481	$42

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					April 16, 2002
					(Inception of
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Exploration Stage)
	March 31,	March 31,	March 31,	March 31,	Through
	2010	2009	2010	2009	March 31, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	1,510	31,697	10,195	135,075	1,818,839
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	2,784	3,934	11,857	10,682	993,347
TOTAL EXPENSES	4,294	35,631	22,052	145,757	5,642,774

LOSS FROM OPERATIONS	(4,294)	(35,631)	(22,052)	(145,757)	(5,642,774)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	136,020	-	136,020	142,442
Other income	-	-	-	-	1,186
	-	136,020	-	136,020	(33,565)

LOSS BEFORE INCOME TAXES	(4,294)	100,389	(22,052)	(9,737)	(5,676,339)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,294)	$100,389	$(22,052)	$(9,737)	$(5,676,339)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED:	97,653,729	82,953,729	97,653,729	82,004,824

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			April 16, 2002
	Nine Months	Nine Months	(Inception of
	Ended	Ended	Exploration Stage)
	March 31,	March 31,	Through
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,052)	$(9,737)	$(5,676,339)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	25,000	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Increase (decrease) in:
Accounts payable	(2,568)	(145,774)	261,709
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	125,685	387,663
Net cash (used) by operating activities	(24,620)	(4,827)	(2,496,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	26,059	-	83,792
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	26,059	-	2,591,564

NET INCREASE (DECREASE) IN CASH	1,439	(4,827)	(15)

Cash, beginning of year	42	5,803	1,496

Cash, end of year	$1,481	$976	$1,481

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Shares issued on settlement of debt	$-	$136,020	$367,500

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2010
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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2010, the Company had a negative working capital of  $135,863 from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2010
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

Recent Accounting Pronouncements
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard did not have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2010
(Unaudited)

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2010
(Unaudited)

NOTE 3 – COMMON STOCK

During the nine months ending March 31, 2010, the Company did not issue any common stock. There are currently 97,653,729 shares outstanding at March 31, 2010.

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

The following is a summary of the Company's stock option plans:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	$8,950,000	$0.12
Granted	-	-
Exercised	-	-
Forfeited / cancelled	(8,950,000)	(0.12)
Outstanding at June 30, 2009 and March 31, 2010	-	-

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2010
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at March 31, 2010 includes $1,481 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

At March 31,  2010, the Company had funds on hand of $  1,481.

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

Results of Operations

In the  nine months ended  March 31, 2010, the Company incurred a loss of   $22,052 vs. a loss of $ 9,737 for the  nine months ended  March 31, 2009. For the three months ending March 31, 2010, the Company incurred a loss of  $4,294 vs. a profit of  $100,389 for the three months ended March 31, 2009. The profit in the three month period endin g March 31, 2009 was assisted by the gain of $136,020 on settlement of debt outstanding.

Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the  nine months ending  March 31, 2010 were professional fees of  $10,195 vs.  $135,074 in the  nine months ending  March 31, 2009. There are no consulting fees in the $10,195 of expenses to March 31, 2010.  For the three months ending  March 31, 2010, professional fees amounted to  $1,510 vs.  $31,697 in the three months ended  March 31, 2009 and general and administrative expenses in the three months ending  March 31, 2010 amounted to  $2,784 vs.  $3,934for the three months ended March 31, 2009.

The Company incurred no consulting fees in the nine months  ending March 31, 2010. The Company continues to investigate and evaluate business opportunities in the energy field.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company.  There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2010 there were 97,653,729 shares outstanding which is unchanged from June 30, 2009.

The Company at March 31, 2010 has current trade accounts payable of $ 28,047 and loans owing to related parties of  $109,297 compared to payables of $34,237 and loans owing to related parties of $395,304 at March 31, 2009.

Included in accounts payable is an amount owing to a former director of $8,821. These loans owing to related parties represent cash advances made to the company to retire existing debt including professional fees incurred.

Cash on hand at March 31, 2010 amounted to  $1,481. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at March 31, 2010 with funds on hand of $1,481 vs. $42 at June 30, 2009.

During the  nine months ending March 31, 2010, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable of $28,047, (which includes an amount owing to a former director of $8,821, compared to $30,616 at June 30, 2009 and compared to  $34,237 at  March 31, 2009.

Amounts due to related parties at  March 31, 2010 amount to  $109,297 compared to  $395,304 at March 31, 2009, and $83,238 at June 30, 2009. These loans are due to directors/officers of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ending  March 31, 2010.

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

Item 4. - (Removed and Reserved)

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

Dated: May 12 , 2010

/s/ Robert G. Dinning
Robert G. Dinning, CFO and Secretary