Form 10-K
period 2010-06-30
APOLO GOLD & ENERGY INC.
filed 2010-10-12
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2010 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-27791

Apolo Gold & Energy Inc.

(Exact name of small business issuer in its charter)

Nevada	98-0412805

State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#12-1900 Indian River Cr
North Vancouver, British Columbia	V7G 2R1

(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 75,350,396 shares) based on the average bid and asked price as of December 31, 2009 being $0.01 per share: $753,504.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,653,729 shares of Common Stock as of October 4, 2010.

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

The Company’s office is in North Vancouver B.C.at #12-1900 Indian River Cr. V7G 2R1.

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

6. There are currently 97,653,729 common shares outstanding at October 2, 2010 out of a total authorized capital of 200,000,000 shares. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at #12-1900 Indian River Cr. North Vancouver, BC, Canada V7G 2R1. Its telephone number is 604-970-0901.

ITEM 2 - Description of Property

Location and Title

The Company currently has no exploration properties, having terminated its exploration Agreement on the NUP property in Indonesia.

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 – Removed and Reserved

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

Quarter Ended	High Bid	Low Bid

Sept 30, 2009	$0.02	$0.02
Dec 31, 2009	$0.01	$0.01
March 31, 2010	$0.01	$0.01
June 30, 2010	$0.02	$0.02

As of October 2, 2010, there were 60 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

Results of Operations - Period July 01, 2009 to June 30, 2010 REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2010 and June 30, 2009, the Company had no exploration costs.  Total expenses for the year declined to $32,677 compared to $176,003 in the year ending June 30, 2009. Consulting and professional fees  amounted to $16,568 compared to $158,288 in the year ending June 30, 2009.

General and administrative expenses for the year amounted to $16,111 compared to $17,715 in the year ending June 30, 2009.

During the year ending June 30, 2009, certain exploration costs previously billed to it regarding its cancelled Beowawe project in Nevada amounting to $113,520 were forgiven by the debt holder and accordingly this recovery is reflected in Other Income.  Net loss for the year amounted to $32,677 compared to $62,485 in the year ending June 30, 2009.

There was no stock compensation charges in either 2010 or 2009.

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

Cash on hand at June 30, 2010 was $ 434 compared to $ 42 in 2009 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from shareholders of the Company.

At October 2, 2010, the Company had 97,653,729 shares of common stock outstanding, and has raised total capital since inception of approximately $7,400,000.

During the year, the Company arranged for loans from its directors of $31,828 and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities.

Accounts payable at June 30, 2010 increased to $31,857 compared to $30,616 at June 30, 2009.  The accounts payable at June 30, 2010 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties of $115,066 at June 30, 2010 vs.$83,239 at June 30, 2009 are due to current officers and directors of the Company regarding cash advances to the company..

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
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

I have audited the accompanying balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2010.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the year ended June 30, 2010 and 2009 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                                                                                   /s/    “I Vellmer Inc.”
September 28, 2010                                                                                                   Chartered Accountant

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
ASSETS	2010	2009
CURRENT ASSETS
Cash	$434	$42

TOTAL ASSETS	$434	$42

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,857	$30,616
Loans payable, related parties (Note 5)	115,066	83,238
Total Current Liabilities	146,923	113,854

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, $0.001
par value; 97,653,729 and 97,653,729 shares
issued and outstanding, respectively (Note 7)	97,654	97,654
Additional paid-in capital	7,305,674	7,305,674
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,686,964)	(5,654,287)

TOTAL STOCKHOLDERS' DEFICIT	(146,488)	(113,811)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$434	$42

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			April 16, 2002
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	June 30,	June 30,	Through
	2010	2009	June 30, 2010

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	16,568	158,288	1,825,212
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	16,109	17,715	997,599
TOTAL EXPENSES	32,677	176,003	5,653,399

LOSS FROM OPERATIONS	(32,677)	(176,003)	(5,653,399)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	113,520	142,442
Other income	-	-	1,186
	-	113,520	(33,565)

LOSS BEFORE INCOME TAXES	(32,677)	(62,483)	(5,686,964)

INCOME TAXES	-	-	-

NET LOSS	$(32,677)	$(62,483)	$(5,686,964)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	97,653,729	82,137,189

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Year Ended		Exploration Stage)
	June 30,		Through
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,677)	$(62,285)	$(5,686,964)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	(113,520)	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services (Note 7)	-	25,000	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Accounts payable	1,241	(35,876)	265,518
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	180,920	387,633
Net cash (used) by operating activities	(31,436)	(5,761)	(2,503,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	31,828	-	89,561
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	31,828	-	2,597,333

NET INCREASE (DECREASE) IN CASH	392	(5,761)	(1,062)

Cash, beginning of period	42	5,803	1,496

Cash, end of period	$434	$42	$434

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Notes 5 and 7)	$-	$367,500	$367,500

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated Deficit Prior	Accumulated Deficit	Accumulated	Total
	Common Stock		Additional		to	During	Other	Stockholders'
	Number		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance, June 30, 2001	18,654,580	$18,654	$1,265,282	$-	$(1,634,303)	$-	$-	$(350,367)

Issuance of common stock for services at an average of $0.05 per share	2,300,000	2,300	112,700	-	-	-	-	115,000

Cancellation of stock used as payment for debt	(3,000,000)	(3,000)	(32,000)	-	-	-	-	(35,000)

Options exercised as payment for servicesat $0.05 per share	700,000	700	34,300	-	-	-	-	35,000

Issuance of common stock for debt retirement at $0.15 per share	4,421,282	4,422	658,771	-	-	-	-	663,193

Issuance of stock for mining rights	3,000,000	3,000	327,000	-	-	-	-	330,000

Options exercised at $0.07 per common share	2,000,000	2,000	138,000	(70,000)	-	-	-	70,000

Options exercised as payment for services at $0.11 per common share	20,000	20	2,180	-	-	-	-	2,200

Net loss for the year ended June 30, 2002	-	-	-	-	(228,549)	(575,370)	-	(803,919)
Balance, June 30, 2002	28,095,862	28,096	2,506,233	(70,000)	(1,862,852)	(575,370)	-	26,107

Options exercised as payment for services at $0.09 per common share	500,000	500	44,500	-	-	-	-	45,000

Subscriptions received	-	-	-	70,000	-	-	-	70,000

Options exercised as payment for services at $0.05 per common share	1,300,000	1,300	67,700	-	-	-	-	69,000

Options exercised for cash of $150,000 and services at $0.06 per common share	3,400,000	3,400	201,600	-	-	-	-	205,000

Options exercised as payment of legal services at $0.04 per common share	39,000	39	1,521	-	-	-	-	1,560
Balance Forward	33,334,862	$33,335	$2,821,554	$-	$(1,862,852)	$(575,370)	$-	$416,667

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated Deficit Prior	Accumulated Deficit	Accumulated	Total
	Common Stock		Additional		to	During	Other	Stockholders'
	Number		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance Forward	33,334,862	$33,335	$2,821,554	$-	$(1,862,852)	$(575,370)	$-	$416,667

Issuance of stock for services at $0.08 per share	600,000	600	47,400	-	-	-	-	48,000

Issuance of stock for debt at $0.06 per common share	2,348,615	2,348	138,568	-	-	-	-	140,916

Options exercised for cash at$0.045 per common share	1,111,112	1,111	48,889	-	-	-	-	50,000

Options exercised at $0.05 per share for subscription receivable	500,000	500	24,500	(25,000)	-	-	-	-

Options exercised as payment for services at $0.05 per share	400,000	400	19,600	-	-	-	-	20,000

Net loss for the year ended June 30, 2003	-	-	-	-	-	(730,997)	-	(730,997)

Foreign currency translation gain	-	-	-	-	-	-	682	682
Balance, June 30, 2003	38,294,589	38,294	3,100,511	(25,000)	(1,862,852)	(1,306,367)	682	(54,732)

Options exercised as payment for services at $0.05 per common share	525,000	525	26,875	-	-	-	-	27,400

Stock subscription paid	-	-	-	25,000	-	-	-	25,000

Options exercised at $0.06 per share	11,125,000	11,125	696,375	-	-	-	-	707,500

Issuance of stock for services at $0.20 per share	25,000	25	4,975	-	-	-	-	5,000

Issuance of stock for property acquisition at $0.16 per share	1,000,000	1,000	159,000	-	-	-	-	160,000

Stock issued for cash at $0.30 per share	1,000,000	1,000	299,000	-	-	-	-	300,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	(788,700)	-	(788,700)

Foreign currency translation gain (loss)	-	-	-	-	-	-	(682)	(682)
Balance, June 30, 2004	51,969,589	51,969	4,286,736	-	(1,862,852)	(2,095,067)	-	380,786

Options exercised at an average of $0.11 per share	859,000	859	90,132	-	-	-	-	90,991

Issuance of stock for debt at $0.07 per share	1,088,075	1,088	79,245	-	-	-	-	80,333

Issuance of stock for property acquisition at $0.09 per share	1,500,000	1,500	133,500	-	-	-	-	135,000

Issuance of stock for services at $0.09 per share	150,000	150	13,350	-	-	-	-	13,500

Issuance of stock for services at $0.20 per share	50,000	50	9,950	-	-	-	-	10,000

Options exercised as payment for services at $0.08 per share	1,709,888	1,710	133,580	-	-	-	-	135,290

Net loss for the year ended June 30, 2005	-	-	-	-	-	(1,018,390)	-	(1,018,390)
Balance, June 30, 2005	57,326,552	$57,326	$4,746,493	$-	$(1,862,852)	$(3,113,457)	$-	$(172,490)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated Deficit Prior	Accumulated Deficit	Accumulated	Total
	Common Stock		Additional	to	During	Other	Stockholders'
	Number		Paid-in	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2005	57,326,552	$57,326	$4,746,493	$(1,862,852)	$(3,113,457)	$-	$(172,490)

Issuance of stock for services at $0.06 per share	1,805,000	1,805	116,695	-	-	-	118,500

Issuance of stock for property acquisition at $0.16 per share	1,100,000	1,100	64,900	-	-	-	66,000

Options exercised for cash at $0.07 per common share	1,000,000	1,000	69,000	-	-	-	70,000

Options exercised as payment for services from $0.07 to $0.10 per common share	1,300,000	1,300	112,700	-	-	-	114,000

Stock issued for cash at $0.10 per share	5,600,000	5,600	554,400	-	-	-	560,000

Issuance of stock for debt from $0.06 to $0.10 per share	3,726,125	3,726	281,899	-	-	-	285,625

Stock issued for cash from $0.09 to $0.105 per share	2,364,387	2,365	226,979	-	-	-	229,344

Stock options granted	-	-	381,340	-	-	-	381,340

Net loss for the year ended June 30, 2006	-	-	-	-	(1,404,004)	-	(1,404,004)

Balance, June 30, 2006	74,222,064	74,222	6,554,406	(1,862,852)	(4,517,461)	-	248,315

Issuance of stock for services at $0.10 per share	90,000	90	8,910	-	-	-	9,000

Issuance of stock for debt at $0.06 per share	725,000	725	42,775	-	-	-	43,500

Issuance of stock for services from $0.08 to $0.09 per common share	2,100,000	2,100	170,400	-	-	-	172,500

Common shares cancelled at $0.09 per share	(550,000)	(550)	(48,950)	-	-	-	(49,500)

Issuance of stock for cash at $0.06 per share	1,666,665	1,667	98,333	-	-	-	100,000

Net loss for the year ended June 30, 2007	-	-	-	-	(872,325)	-	(872,325)

Balance, June 30, 2007	78,253,729	78,254	6,825,874	(1,862,852)	(5,389,787)	-	(348,511)

Issuance of stock for debt at $0.0485 per share	2,200,000	2,200	104,500	-	-	-	106,700

Net loss for the year ended June 30, 2008	-	-	-	-	(202,215)	-	(202,215)

Balance, June 30, 2008	80,453,729	80,454	6,930,374	(1,862,852)	(5,592,002)	-	(444,026)

Issuance of stock for debt at $0.025 per share	14,700,000	14,700	352,800	-	-	-	367,500

Isuance of stock for services at $0.01 per share	2,500,000	2,500	22,500	-	-	-	25,000

Net loss for year ended June 30, 2009	-	-	-	-	(62,285)	-	(62,285)

Balance, June 30, 2009	97,653,729	97,654	7,305,674	(1,862,852)	(5,654,288)	-	(113,811)

Net loss for the year ended June 30, 2010	-	-	-	-	(32,677)	-	(32,677)

Balance, June 30, 2010	97,653,729	$97,654	$7,305,674	$(1,862,852)	$(5,686,964)	$-	$(146,488)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On April 16, 2002, the Company signed an agreement to enter into a joint venture to explore a  mineral property (the “Napal Gold Property”) in Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, not yet under production.   In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia (see Note 3).   As at June 30, 2010 and 2009 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada.  The Canadian dollar account is insured up to a maximum of $100,000 per account.  However, the Company’s business checking account, which is maintained in United States dollars, is not insured.   As at June 30, 2010, there were $nil  federally uninsured (2009 - $ 19).

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

The Company is not exposed to significant interest, credit or currency risk due to the short term nature of its financial instruments.

Derivative Instruments
The Company as adopted FASB ASC Topic 815 Derivates and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2010 and 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exit or Disposal Activities
The Company has adopted FASB ASC Topic 420 Exit or Disposal Cost Obligations, which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, as well as addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  There have been no exit or disposal activities during the years ended June 30, 2010 and 2009.

Exploration Stage
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia (see Note 3).   As at June 30, 2010 and 2009 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

Fair Value of Financial Instruments
The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts for cash, accounts payable and accrued liabilities and loans payable to related parties approximate their fair value due to their short term nature.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

Foreign Currency Translation
The Company’s functional currency is the U.S. dollar.  Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period.  Exchange rate differences arising on translation are disclosed as a separate component of shareholders’ equity.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Comprehensive Income
In accordance with FASB ASC Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2010and 2009 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Going Concern
As shown in the financial statements, the Company incurred a net loss of $32,677 for the year ended June 30, 2010 and has an accumulated deficit of, 7,549,816, no revenues, and limited cash resources as at June 30, 2010.

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

Impaired Asset Policy
The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. As of June 30, 2010 and 2009 no impairment was considered necessary.  During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia (see further Note 4).

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC Topic 740 Income Taxes (“ASC 740”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

At June 30, 2010, the Company had net deferred tax assets calculated at an expected rate of 33% of approximately $2,494,255 principally arising from approximate net operating loss carry forward of $7,558,256 for income tax purposes, which expire in the years 2017 through 2030.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.  The significant components of the deferred tax asset at June 30, 2010 and June 30, 2009 were as follows:

	June 30, 2010	June 30, 2009

Net operating loss carry forward	$7,558,256	$7,526,516

Deferred tax asset	$2,494,255	$2,483,750
Deferred tax asset valuation allowance	(2,494,255)	(2,483,750)
Net deferred tax asset	$-	$-

The change in the allowance account from June 30, 2009 to June 30, 2010 was approximately $10,500.

	June 30, 2010	June 30, 2009
Statutory rate	33%	33%

Income taxes recovered at the effective tax rate	$10,629	$22,296

Adjustment for temporary timing differences:	-	-
Adjustment for permanent timing differences:		(7,502)

	10,629	14,767
Benefit of tax losses not recognized in year	(10,629)	(14,767)
Income tax recovery (expense) recognized in year	$-	$-

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

Stock-Based Compensation
The Company has adopted FASB ASC Topic 505, Equity, and FASB ASC Topic 718, Compensation – Stock Compensation to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

NOTE 3 – MINERAL PROPERTIES

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
June 30, 2010

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

NOTE 4 – PROPERTY AND EQUIPMENT

Asset retirement costs are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations.  Pursuant to ASC 410-20, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets.  If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.  As at June 30, 2010 and 2009 estimated asset retirement costs were $nil.

Property and equipment consists is stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years.

Mining equipment is $nil at June 30, 2010 and 2009. There was no depreciation in fiscal 2010 or in 2009.

Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 – LOANS PAYABLE, RELATED PARTIES

The Company’s loans payable are due to its three Directors and to a company related to a Director.  They are non-interest bearing, unsecured and have no stated terms of repayment.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 6 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of June 30, 2010 and 2009, the Company has no preferred shares issued and outstanding.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The Company issued no common shares during the year ended June 30, 2010 and  in the year ended June 30, 2009, the Company issued 2,500,000 restricted common  shares for consulting services received during fiscal 2009 at a value of $0.01 per share.  In addition, the Company issued 14,700,000 restricted common shares at a price of $0.025 per share in settlement of debt outstanding; 345,000 of these restricted common shares were issued to Directors of the Company.

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

There is no express termination date for the options, although the Board may vote to terminate the Plan.  The exercise price of the options will be determined at the date of grant.  The following is a summary of the Company's stock option plans as at June 30, 2010 and 2009:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2000 stock option plan	1,000,000	$0.14	-
2002 stock option plan	100,000	$0.10	-
2003 stock option plan	0	$0.00	-
2004 and 2004A stock option plans	3,500,000	$0.16	-
2005 stock option plan	2,000,000	$0.09	-
2006 stock option plan	2,350,000	$0.09	-
Total	8,950,000		-

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

The following is a summary of stock option activity:
	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	8,950,000	0.12
Granted	-	-
Exercised	-	-
Forfeited / cancelled	(8,950,000)	(0.12)
Outstanding at June 30, 2010 and 2009	-	-

The stock options were fully vested as at June 30, 2010 and 2009.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had the following related party balances and transactions, not otherwise disclosed in the notes to these financial statements:

During the year, the Directors advanced loans to the Company as needed. No consulting fees were paid during the year to related parties, while the Company accrued consulting fees of $120,000 in 2009 to two of its Directors.

NOTE 10– COMMITMENTS AND CONTINGENCIES

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

None

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

On or about June 30, 2010, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as could be given the limited number of personnel involved.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures was as effective as it could be given the limited number of personnel involved in the operation as of June 30, 2010.

ITEM 9A(T). CONTROLS AND PROCEDURES.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the recently passed legislation exempting smaller reporting companies from this requirement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          (a) Directors and Executive Officers

			1ST YEAR
NAME	AGE	POSITION	WITH COMPANY

Peter Bojtos	61	Director Chairman, President & CEO	2006
Robert G. Dinning	71	Director Chief Financial Officer, Secretary	2000
David Yu	54	Director	2006

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

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has a Management Consulting business  focusing primarily in the  natural resource industry.  Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 38 years. Currently Mr. Dinning is also a director or officer of, Paramount Gold & Silver Corp., ATAC Resources Ltd, Rockhaven Resources Ltd, Sonora Gold & Silver Corp, and Simba Energy Inc.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30, 2010 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold Inc., #12-1900 Indian River Cr, North Vancouver BC, Canada V7G 2R1. Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2010 our Directors and Officers have not complied with all applicable Section 16(a) filing requirements. Directors Bojtos and Dinning did not file a Form 4, Form 5 A or Form 13G on a timely basis. The company did not have the resources to process said forms. Please see Item 13 Related Party Transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

          The following table shows for the fiscal years ending June 30, 2010,and 2009, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

	Summary Compensation Table

				Long Term Compensation

	Annual Compensation			Awards	Payouts

Name and Principle Position Other Compensation ($)	Other Annual Year	Securities Salary($)	Compensation ($)	Underlying Options (#)	All

Peter Bojtos President/CEO	2010	Nil		Nil
Peter Bojtos President/CEO	2009	60,000	0

Robert Dinning CFO	2010	Nil		Nil
Robert Dinning CFO	2009	60,000		Nil

Option Grants in Last Fiscal Year June 30, 2010 and 2009 - Nil

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2010. All information provided herein should be read in conjunction with the tables provided below.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2010 none of our Named Executive Officers received a salary increase.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 97,653,729 shares of common stock outstanding as of October 4, 2010 and of Management assuming the exercise of outstanding options held by management.

Title of	Name and Address (1)		Amount and Nature	% of
Class	Beneficial Owner	Position	of Beneficial Owner	Class

Common	Peter Bojtos	Director, CEO	8,500,000	8.70
	Robert Dinning	Director, CFO	8,203,333	8.40%
	David Yu	Director	5,600,000	5.74%
	All officers and Directors as a Group (3 persons)		22,303,333	22.84%

(1)	The Address of the executive officers and directors is that of the Company: #12-1900 Indian River Cr., North Vancouver, B.C. Canada V7G 2R1

Item 13. Certain Relationships and Related Transactions: None

Item 14.  Principal Accountant Fees And Services

I.Vellmer Inc. Chartered Accountant, is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2010. I. Vellmer Inc has performed the audit for the fiscal years’ June 30, 2009 and June 30, 2010 and have been paid all fees outstanding to date.

Audit Fees

I.Vellmer Inc was paid aggregate fees of approximately  $11,277 and $13,000 for June 30, 2010 and 2009. for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-Q during these fiscal years.

Audit -Related Fees

I. Vellmer Inc was not paid any additional fees for the fiscal year ended June 30, 2010 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

I. Vellmer Inc was not paid any aggregate fees for the fiscal year ended June 30, 2010 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

I.Vellmer Inc was paid no other fees for professional services during the fiscal year ended June 30, 2010

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

Date: October 5, 2010
/s/ Peter Bojtos
Peter Bojtos, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Bojtos
Peter Bojtos	Chairman,President, CEO,
	Director	October 5, 2010

/s/ Robert G. Dinning
Robert G. Dinning	Chief Financial Officer,
	Secretary, Director	October 5, 2010

/s/ David Yu
David Yu	Director
	Director	October 5, 2010

Exhibit Index

The following exhibits are filed with the Annual Report on Form 10-K.

          31.1 Sarbanes Oxley Section 302 Certification from C.E.O.

          31.2 Sarbanes Oxley Section 302 Certification from C.F.O.

          32.1 Sarbanes Oxley Section 906 Certification from C.E.O.