Form 10-Q
period 2010-09-30
APOLO GOLD & ENERGY INC.
filed 2010-11-16
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27791

Apolo Gold & Energy, Inc.
(Excat name of registrant as specified in its Charter)

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

As of  November 9, 2010, the Registrant had 97,653,729 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$2,334	$434

TOTAL ASSETS	$2,334	$434

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,284	$31,857
Loans payable, related parties	135,315	115,066
Total Current Liabilities	165,599	146,923

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, $0.001
par value; 97,653,729 and 97,653,729 shares
issued and outstanding, respectively	97,654	97,654
Additional paid-in capital	7,305,674	7,305,674
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,703,741)	(5,686,964)

TOTAL STOCKHOLDERS' DEFICIT	(163,264)	(146,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,334	$434

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Period from April 16, 2002 (Inception of Exploration Stage) Through September 30,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	15,160	7,332	1,840,372
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	1,616	5,361	999,215
TOTAL EXPENSES	16,776	12,693	5,670,175

LOSS FROM OPERATIONS	(16,776)	(12,693)	(5,670,175)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(16,776)	(12,693)	(5,703,740)

INCOME TAXES	-	-	-

NET LOSS	$(16,776)	$(12,693)	$(5,703,741)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	97,653,729	97,653,729

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			April 16, 2002
			(Inception of
	Three Months Ended		Exploration Stage)
	September 30,		Through
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,776)	$(12,693)	$(5,703,740)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Loans and advance receivable	-	-	-
Increase (decrease) in:
Accounts payable	(1,573)	(493)	263,945
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(18,349)	(13,186)	(2,521,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	20,249	14,923	109,810
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	20,249	14,923	2,617,582

NET INCREASE (DECREASE) IN CASH	1,901	1,737	838

Cash, beginning of year	434	42	1,496

Cash, end of year	$2,334	$1,779	$2,334

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$367,500	$367,500

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2010
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

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2010
(Unaudited)

Going Concern
As shown in the financial statements, the Company incurred a net loss of $16.776 for the period ended September 30, 2010 and has an accumulated deficit of $7,566,593 no revenues, and limited cash resources as at September 30, 2010.

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

NOTE 3 – COMMON STOCK

During the three months ending  September 30, 2010, the Company did not issue any common stock. There are currently 97,653,729 shares outstanding which was the same amount outstanding at June 30, 2010 and September 30, 2009.

There were no stock options, warrants or other potentially dilutive securities outstanding as at September 30, 2010, June 30, 2010 and September 30, 2009.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2010
(Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at September 30, 2010 includes $2,334 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $7,500 during the 3 months ended September 30, 2010 (3 months ended Sept 30, 2009 - $nil).

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

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, ("NUP").  his property is located 48 km south-west of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325.

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

At September 30, 2010, the Company had funds on hand of $  2,334.

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

Results of Operations

In the three months ended September 30, 2010, the Company incurred a loss of $16,779 vs. a loss of  $12,693 for the three months ended September 30, 2009. The main reason for the increase in operating loss was consulting and professional fees which amounted to $15,160 vs. $7,332 in the three months ending September 30, 2009.

Company operations are limited at the present time to seeking out and acquiring a desirable  project that will be beneficial to shareholders. Expenses during the three months ending  September 30, 2010 were consulting and professional fees of $15,160 vs.  $7,332 in the three months ending  September 30, 2009.  General and administrative expenses in the three months ending September 30, 2010 amounted to $1,616 vs. $ 5,361 for the three months ended September 30, 2009. This was the only other expense incurred in the period.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2010 there were 97,653,729 shares outstanding which is unchanged  from June 30, 2010 and from September 30, 2009.

The Company at September 30, 2010 has current trade accounts payable of $  30,284 compared to $31,857 at June 30, 2010 and $30,123 at September 30, 2009. Loans owing to related parties at September 30, 2010 amounted to $135,315 vs. $115,066 at June 30, 2010 and $98,161 at September 30, 2009.

Included in accounts payable is an amount owing to a former director of $8,821. These loans owing to related parties represent cash advances made to the company to retire existing debt including professional fees incurred.

Cash on hand at September 30, 2010 amounted to $2,334. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at September 30, 2010 with funds on hand of $2,334 vs. $434 at June 30, 2010 and $1,779 at September 30, 2009.  During the three months ending September 30, 2010, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at September 30, 2010 of $30,284, (which includes an amount owing to a former director of $8,821), compared to $30,123 at September 30, 2009 and  to $31,857 at  June 30, 2010.

Amounts due to related parties at  June 30, 2010 amount to  $133,815 compared to  $98,161 at September 30, 2009, and $115,066 at June 30, 2010. These loans are due to directors/officers of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2010.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as it could be given the limited personnel involved in the operations as at September 30, 2010.

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

Item 4. - Removed and Reserved

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

APOLO GOLD & ENERGY, INC.

Date: November 16, 2010	By:	/s/ Robert G. Dinning
Robert G. Dinning
CEO, CFO and Secretary