Form 10-Q
period 2010-12-31
APOLO GOLD & ENERGY INC.
filed 2011-02-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 11, 2011, the Registrant had  6,503,276 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$615	$434

TOTAL ASSETS	$615	$434

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,530	$31,857
Loans payable, related parties	-	115,066
Total Current Liabilities	24,530	146,923

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value, 6,503,276 and 4,882,686 shares
issued and outstanding, respectively (Note 3)	99,275	97,654
Additional paid-in capital	7,466,112	7,305,674
Share subscriptions receivable (Note 3)	(3,537)	-
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,722,913)	(5,686,964)

TOTAL STOCKHOLDERS' DEFICIT	(23,914)	(146,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$615	$434

The accompanying condensed notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Period from April 16, 2002 (Inception of Exploration Stage) Through December 31, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	10,334	1,353	25,494	8,685	1,850,706
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	8,838	3,712	10,454	9,073	1,008,053
TOTAL EXPENSES	19,172	5,065	35,948	17,758	5,689,347

LOSS FROM OPERATIONS	(19,172)	(5,065)	(35,948)	(17,758)	(5,689,347)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(19,172)	(5,065)	(35,948)	(17,758)	(5,722,912)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(19,172)	$(5,065)	$(35,948)	$(17,758)	$(5,722,913)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	5,023,607	4,882,686	4,953,147	4,882,686

The accompanying condensed notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Period from April 16, 2002 (Inception of Exploration Stage) Through December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,948)	$(17,758)	$(5,722,912)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Loans and advance receivable	-	-	-
Increase (decrease) in:
Accounts payable	1,493	(1,866)	267,011
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(34,455)	(19,624)	(2,537,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	34,636	23,237	124,197
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	34,636	23,237	2,631,969

NET INCREASE (DECREASE) IN CASH	182	3,613	(881)

Cash, beginning of year	434	42	1,496

Cash, end of year	$615	$3,655	$615

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$162,059	$-	$529,559

The accompanying condensed notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2010
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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2010
(Unaudited)

Going Concern
As shown in the financial statements, the Company incurred a net loss of $35,948 for the period ended December 31, 2010 and has an accumulated deficit of $7,585,765, no   revenues, and limited cash resources as at December 31, 2010.

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

NOTE 3 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

During the quarter ending December 31, 2010, the Company issued a total of 1,620,589 common shares in settlement of $162,059 debt outstanding at consideration of $0.10 per common share, increasing total common shares outstanding at December 31, 2010 to 6,503,276. A total of 1,120,270 of these shares were issued to two Directors of the Company on settlement of debt and 35,370 shares on settlement of estimated future loans, for a total of $112,027 and $3,537 respectively. The latter amount of $3,537 has been recorded as share subscriptions receivable as at December 31, 2010.

There were no stock options, warrants or other potentially dilutive securities outstanding as at December 31, 2010, June 30, 2010 and December 31, 2009.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2010
(Unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at December 31, 2010 includes $615 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $12,500 during the 6 months ended December 31, 2010 (6 months ended Dec 31, 2009 - $nil). During the quarter ended December 31, 2010, administrative fees amounted to $5,000.

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

On October 29, 2010, shareholders approved an increase in the authorized capital of the Company to 300,000,000 shares of common stock from 200,000,000. In addition to this, shareholders also authorized a share consolidation of 20:1 which became effective on November 29, 2010.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At December 31, 2010, the Company had funds on hand of $615.

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

Results of Operations

In the six months ended December 31, 2010, the Company incurred a loss of $35,948 vs. a loss of  $17,758 for the six months ended December 31, 2009. The main reason for the increase in operating loss was consulting and professional fees which amounted to 25,494 vs. $8,685 in the six months ending December 31, 2009. In the three months ended December 31, 2010, the Company incurred a loss of $19,172 vs. a loss of $5,065 for the three months ended December 31, 2009. This increase in loss was mainly attributable to increased professional fees in the three months ended December 31, 2010.

Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the three months ending December 31, 2010 were consulting and professional fees of 10,331 vs.$1,353 in the three months ending  December 31, 2009.  General and administrative expenses in the three months ending December 31, 2010 amounted to $8,838 vs.$3,712 for the three months ended December 31, 2009 and the increase in expense was mainly costs incurred re shareholder meeting held October 29, 2010 .

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2010 there were 6,503,276 shares outstanding following a shareholder approved share consolidation of 20:1 wherein the shares outstanding at the time, 97,653,729, were consolidated to 4,882,686. During the quarter ending December 31, 2010, a total of 1,620,589 shares were issued in settlement of debt outstanding.

The Company at December 31, 2010 has current trade accounts payable of $24,530 compared to $31,857 at June 30, 2010 and $28,749 at December 31, 2009. Loans owing to related parties at December 31, 2010 amounted to $nil vs. $115,066 at June 30, 2010 and $106,475 at December 31, 2009.

Cash on hand at December 31, 2010 amounted to $615. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field.

There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at December 31, 2010 with funds on hand of $615 vs. $434 at June 30, 2010 and $3,655 at December 31, 2009 During the three and six months ending December 31, 2010, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at December 31, 2010 of $24,530, compared to $28,749 at December 31, 2009 and  $31,857 at June 30, 2010.

Amounts due to related parties at December 31, 2010 amounted to $nil compared to  $106,475 at December 31, 2009, and $115,066 at June 30, 2010. On December 31, 2010, the Company issued a total of 1,620,589 shares of common stock at $0.10 per share in satisfaction of $162,058.42 of the Company’s outstanding debt owed to current directors Robert Dinning, David Yu and former directors Peter Bojtos and Martial Levasseur.

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

Inflation has not been a factor during the six months ending December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, canprovide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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

Part II - Other Information

Item 1.  Legal Proceedings.  There are no proceedings to report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Default Upon Senior Securities:.  There are no defaults to report.

Item 4. Removed and Reserved

Item 5.Other Information.  None

Item 6.Exhibits.

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

APOLO GOLD & ENERGY, INC.

Date: February 14, 2011	By:	/s/ Robert G. Dinning
Robert G. Dinning
CEO, CFO and Secretary