Form 10-Q
period 2011-03-31
APOLO GOLD & ENERGY INC.
filed 2011-05-16
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the Registrant had  6,503,276 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

   APOLO GOLD & ENERGY INC.
     (An Exploration Stage Company)
BALANCE SHEETS

	March 31,	June 30,
ASSETS	2011	2010
CURRENT ASSETS
Cash	$597	$434
Accounts receivable	-	-
Total Current Assets	597	434

FIXED ASSETS
Mining equipment	95,174	95,174
Less accumulated depreciation	(95,174)	(95,174)
	-	-

TOTAL ASSETS	$597	$434

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$30,603	$31,857
Loans payable, related parties	10,301	115,066
Total Current Liabilities	40,904	146,923

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,276 and 4,882,686 shares
issued and outstanding as March 31, 2011 and
June 30, 2010, respectively	99,275	97,654
Additional paid-in capital	7,466,112	7,305,674
Subscriptions receivable	(7,172)	-
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,735,669)	(5,686,964)

TOTAL STOCKHOLDERS' DEFICIT	(40,306)	(146,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$597	$434

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					April 16, 2002
	Three Months	Three Months	Nine Months	Nine Months	(Inception of
	March 31	March 31	March 31	March 31	Exploration Stage)
	2011	2010	2011	2010	Through
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	March 31, 2011

REVENUES	$-	$-	$-	-

EXPENSES
Consulting and professional fees	6,909	1,510	32,403	10,195	1,857,615
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	5,847	2,784	16,301	11,857	1,013,900

TOTAL EXPENSES	12,756	4,294	48,704	22,052	5,702,103

LOSS FROM OPERATIONS	(12,756)	(4,294)	(48,704)	(22,052)	(5,702,103)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-		-	1,186
	-	-	-		(33,565)

LOSS BEFORE INCOME TAXES	(12,756)	(4,294)	(48,704)	(22,052)	(5,735,669)

INCOME TAXES	-	-	-	-

NET LOSS	$(12,756)	$(4,294)	$(48,704)	(22,052)	(5,735,669)

NET LOSS PER SHARE, BASIC AND DILUTED:	$0.00	$(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,275	4,882,886	5,462,313	4,882,686

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Nine Months Ended		Exploration Stage)
	March 31,		Through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,704)	$(22,052)	$(5,735,668)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Loans and advance receivable	-	-	-
Increase (decrease) in:
Accounts payable	7,567	(2,568)	273,085
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(41,137)	(24,620)	(2,544,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	41,301	26,059	130,862
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	41,301	26,059	2,638,634

NET INCREASE (DECREASE) IN CASH	165	1,439	(898)

Cash, beginning of year	434	42	1,496

Cash, end of year	$598	$1,481	$598

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$162,059	$-	$529,559

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2011
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

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements June 30, 2010.
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

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2011
(Unaudited)

Going Concern
As shown in the financial statements, the Company incurred a net loss of $48,704 for the period ended March 31, 2011 and has an accumulated deficit of $7,598,521 no   revenues, and limited cash resources as at March 31, 2011.

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

NOTE 3 – PERFERRED STOCK

The Company's directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of March 31, 2011 and June 30, 2010, the Company has no preferred shares issued and outstanding.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2011
(Unaudited)

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

During the quarter ending December 31, 2010, the Company issued a total of 1,620,589 common shares in settlement of $162,059 debt outstanding at consideration of $0.10 per common share, increasing total common shares outstanding at December 31, 2010 to 6,503,276. A total of 1,120,270 of these shares were issued to two Directors of the Company on settlement of debt and 35,370 shares on settlement of estimated future loans, for a total of $112,027 and $3,537 respectively. The latter amount of $7,172 has been recorded as share subscriptions receivable as at March 31, 2011. There was no stock issued in the three months ending March 31, 2011.

There were no stock options, warrants or other potentially dilutive securities outstanding as at March 31, 2011, June 30, 2010 and March 31, 2010.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at March 31, 2011 includes $597 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $17,000 during the 9 months ended March 31, 2011 (9 months ended March 31, 2010 - $nil). During the quarter ended March 31, 2011, administrative fees amounted to $4,500.

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

On October 29, 2010, shareholders approved an increase in the authorized capital of the Company to 300,000,000 shares of common stock from 200,000,000. In addition to this, shareholders also authorized a share consolidation of 20:1 effective immediately.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At  March 31, 2011, the Company had funds on hand of $598.

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

Results of Operations

In the nine months ended  March 31, 2011, the Company incurred a loss  of $48,704 vs. a loss of  $22,052 for the  nine months ended March 31, 2010. The main reason for the increase in operating loss was consulting and professional fees which amounted to $32,403 vs. $10,195in the  nine months ending March 31, 2010. This increase was primarily costs regarding shareholder meeting held October 29, 2010. In the three months ended March 31, 2011, the Company incurred a loss of $12,756 vs. a loss of $4,294 for the three months ended March 31, 2010. This increase in loss was mainly attributable to increased professional fees in the three months ended  March 31, 2011.

Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the three months ending March 31, 2011  were consulting and professional fees of 6,909 vs.$1,510 in the three months ending  March 31, 2010.  General and administrative expenses in the three months ending March 31 , 2011 amounted to $5,847 vs.$2,784 for the three months ended March 31, 2010 and the increase in expense was mainly costs incurred re shareholder meeting held October 29, 2010 and general expenses re filings etc.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2011 there were 6,503,276 shares outstanding following a shareholder approved share consolidation of 20:1 wherein the shares outstanding at the time, 97,653,729, were consolidated to 4,882,686. During the quarter ending December 31, 2010, a total of 1,620,589 shares were issued in settlement of debt outstanding. There were no shares issued in the quarter ending March 31, 2011.

The Company at March 31, 2011 has current trade accounts payable of $30,603 compared to $31,857 at June 30, 2010 and $28,047 at  March 31, 2010. Loans owing to related parties at March 31, 2011 amounted to $10,301 vs. $115,066 at June 30, 2010 and $109,297 at March 31, 2010.

Cash on hand at  March 31, 2011 amounted to $598. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at March 31, 2011 with funds on hand of $598 vs. $434 at June 30, 2010 and $1,481 at March 31, 2010.

During the three and nine months ending March 31, 2011, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at March 31, 2011 of $ 30,603 compared to $28,047 at March 31, 2010 and   $31,857 at  June 30, 2010.

Amounts due to related parties at  March 31, 2011 amounted to  $10,301 compared to  $109,297 at March 31, 2010, and $115,066 at June 30, 2010. These loans are due to directors/officers of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the  nine months ending March 31, 2011.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as it could be given the limited personnel involved in the operations as at March 31, 2011.

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

APOLO GOLD & ENERGY, INC.

Dated: May 16 , 2011

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary