Form 10-K
period 2011-06-30
APOLO GOLD & ENERGY INC.
filed 2011-10-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2011 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-27791

Apolo Gold & Energy Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#12-1900 Indian River Cr
North Vancouver, British Columbia	V7G 2R1
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 3,664,974 shares) based on the average bid and asked price as of December 31, 2010 being $ 0.08 per share: $ 293,198.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,295 shares of Common Stock as of October 10, 2011.

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

The total purchase price for "NUP" was $375,000, of which payments amounting to $250,000 had been made. After various exploration programs including different drilling programs failed to yield  sufficient positive results, the Company discussed various options with the property owner  and decided to terminate its agreement with the NUP property and return all exploration rights to the property owners.

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

2.   The Company's success and possible growth will depend on its ability to develop or acquire new business operations. It continues to explore opportunities but has yet to secure an opportunity that is acceptable.

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

6.   There are currently 6,503,295 common shares outstanding at October 10, 2011 out of a total authorized capital of 300,000,000 shares. This is the result of a shareholder resolution passed on October 29, 2010 whereby the shares outstanding were consolidated on a 20:1 basis and the authorized capital was increased to 300,000,000 shares. In addition to this, 1,620,589 shares were issued in settlement of debt and there was a rounding out of 20 shares, thus increasing shares issued to 6,503,295. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7.   There are no dividends anticipated by the Company.

Company's Office

The Company's office is at #12-1900 Indian River Cresc North Vancouver, BC, Canada V7G 2R1. Its telephone number is 604-970-0901.

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

Quarter Ended	High Bid	Low Bid

Sept 30, 2010	$0.02	$0.02
Dec 31, 2010	$0.08	$0.08
March 31, 2011	$0.15	$0.15
June 30, 2011	$0.14	$0.13

The common shares were consolidated 20:1 as a result of shareholder approval on October 29, 2010. The consolidation was effective November 29, 2010. Quotations for September 30, 2010 are based on pricing prior to consolidation of shares.

As of October 10, 2011, there were 57 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

 In May 2006, Stock Option Plan #7 was created for 8,000,000 shares.  |There were options outstanding to Mr. Dinning for 600,000 shares and Mr. Bojtos for 1,000,000. These options were cancelled and none are outstanding.

The Board of Directors by resolution cancelled all options outstanding as they were to directors only. All previous options outstanding to others had expired. At June 30, 2010 and June 30, 2011 there were no stock options outstanding.

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

Results of Operations - Period July 01, 2010 to June 30, 2011

REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2011 and June 30, 2010, the Company had no exploration costs.  Total expenses for the year amounted to  $59,943 compared to $32,677 in the year ending June 30, 2010. Consulting and professional fees amounted to $43,760 compared to $16,568 in the year ending June 30, 2010.

General and administrative expenses for the year amounted to $16,183 compared to $16,109 in the year ending June 30, 2010.

During the year ending June 30, 2011, the Company incurred additional costs re a special shareholder meeting to increase the authorized share capital to 300,000,000 shares and to approve a share consolidation of 20:1 on shares outstanding.  Net loss for the year amounted to $59,943 compared to $32,677 in the year ending June 30, 2010.

There was no stock compensation charges in either 2011 or 2010.

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

Cash on hand at June 30, 2011 was $425 compared to $434 in 2010 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from shareholders of the Company.

At October 10, 2011, the Company had 6,503,295 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

During the year, the Company arranged for loans from a director in the amount of $52,260 and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities.

Accounts payable at June 30, 2011 amounted to $30,711 compared to $31,857 at June 30, 2010.  The accounts payable at June 30, 2011 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties of $14,087 at June 30, 2011 vs. $115,066 at June 30, 2010 are due to a current officer and director of the Company regarding advances to the company. Loans outstanding at June 30, 2010 were settled in a “shares for debt” arrangement.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2011.  While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2011 , management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were effective as of June 30, 2010.

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
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

I have audited the accompanying balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the year ended June 30, 2011 and 2010 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada October 5, 2011	/s/ I Vellmer Inc. Chartered Accountant

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$425	$434

TOTAL ASSETS	$425	$434

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,711	$31,857
Loans payable, related parties (Note 4)	14,087	115,066
TOTAL LIABILITIES	44,798	146,923

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 4,882,686 shares
issued and outstanding, respectively (Note 6)	6,503	4,883
Additional paid-in capital	7,558,884	7,398,445
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,746,907)	(5,686,964)

TOTAL STOCKHOLDERS' DEFICIT	(44,372)	(146,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$425	$434

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			April 16, 2002
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	June 30,	June 30,	Through
	2011	2010	June 30, 2011

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	43,760	16,568	1,868,972
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	16,183	16,109	1,013,782
TOTAL EXPENSES	59,943	32,677	5,713,342

LOSS FROM OPERATIONS	(59,943)	(32,677)	(5,713,342)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(59,943)	(32,677)	(5,746,907)

INCOME TAXES	-	-	-

NET LOSS	$(59,943)	$(32,677)	$(5,746,907)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	5,721,841	4,882,686

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Year Ended		Exploration Stage)
	June 30,		Through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,943)	$(32,677)	$(5,746,907)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Accounts payable	7,674	1,241	273,192
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,633
Net cash (used) by operating activities	(52,269)	(31,436)	(2,555,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	52,260	31,828	141,821
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	52,260	31,828	2,649,593

NET INCREASE (DECREASE) IN CASH	(9)	392	(1,071)

Cash, beginning of period	434	42	1,496

Cash, end of period	$425	$434	$425

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Note 6)	$162,059	$-	$529,559

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional		Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	Subscriptions	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance, June 30, 2001	932,729	$933	$1,283,003	$-	$(1,634,303)	$-	$-	$(350,367)

Issuance of common stock for services at an average of $0.05 per share	115,000	115	114,885	-	-	-	-	115,000

Cancellation of stock used as payment for debt	(150,000)	(150)	(34,850)	-	-	-	-	(35,000)

Options exercised as payment for services at $1.00 per share	35,000	35	34,965	-	-	-	-	35,000

Issuance of common stock for debt retirement at $3.00 per share	221,064	221	662,972	-	-	-	-	663,193

Issuance of stock for mining rights	150,000	150	329,850	-	-	-	-	330,000

Options exercised at $1.40 per common share	100,000	100	139,900	(70,000)	-	-	-	70,000

Options exercised as payment for services at $2.20 per common share	1,000	1	2,199	-	-	-	-	2,200

Net loss for the year ended June 30, 2002	-	-	-	-	(228,549)	(575,370)	-	(803,919)
Balance, June 30, 2002	1,404,793	1,405	2,532,924	(70,000)	(1,862,852)	(575,370)	-	26,107

Options exercised as payment for services at $1.80 per common share	25,000	25	44,975	-	-	-	-	45,000

Subscriptions received	-	-	-	70,000	-	-	-	70,000

Options exercised as payment for services at $1.00 per common share	65,000	65	68,935	-	-	-	-	69,000

Options exercised for cash of $150,000 and services at $1.20 per common share	170,000	170	204,830	-	-	-	-	205,000

Options exercised as payment of legal services at $0.80 per common share	1,950	2	1,558	-	-	-	-	1,560
Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional		Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	Subscriptions	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667

Issuance of stock for services at $1.60 per share	30,000	30	47,970	-	-	-	-	48,000

Issuance of stock for debt at $1.20 per common share	117,431	117	140,799	-	-	-	-	140,916

Options exercised for cash at$0.90 per common share	55,556	56	49,944	-	-	-	-	50,000

Options exercised at $1.00 per share for subscription receivable	25,000	25	24,975	(25,000)	-	-	-	-

Options exercised as payment for services at $1.00 per share	20,000	20	19,980	-	-	-	-	20,000

Net loss for the year ended June 30, 2003	-	-	-	-	-	(730,997)	-	(730,997)

Foreign currency translation gain	-	-	-	-	-	-	682	682
Balance, June 30, 2003	1,914,729	1,915	3,136,890	(25,000)	(1,862,852)	(1,306,367)	682	(54,732)

Options exercised as payment for services at $1.00 per common share	26,250	26	27,374	-	-	-	-	27,400

Stock subscription paid	-	-	-	25,000	-	-	-	25,000

Options exercised at $1.20 per share	556,250	556	706,944	-	-	-	-	707,500

Issuance of stock for services at $4.00 per share	1,250	1	4,999	-	-	-	-	5,000

Issuance of stock for property acquisition at $3.20 per share	50,000	50	159,950	-	-	-	-	160,000

Stock issued for cash at $6.00 per share	50,000	50	299,950	-	-	-	-	300,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	(788,700)	-	(788,700)

Foreign currency translation gain (loss)	-	-	-	-	-	-	(682)	(682)
Balance, June 30, 2004	2,598,479	2,598	4,336,107	-	(1,862,852)	(2,095,067)	-	380,786

Options exercised at an average of $2.20 per share	42,950	43	90,948	-	-	-	-	90,991

Issuance of stock for debt at $1.40 per share	54,404	54	80,279	-	-	-	-	80,333

Issuance of stock for property acquisition at $1.80 per share	75,000	75	134,925	-	-	-	-	135,000

Issuance of stock for services at $1.80 per share	7,500	8	13,492	-	-	-	-	13,500

Issuance of stock for services at $4.00 per share	2,500	3	9,997	-	-	-	-	10,000

Options exercised as payment for services at $1.60 per share	85,494	85	135,205	-	-	-	-	135,290

Net loss for the year ended June 30, 2005	-	-	-	-	-	(1,018,390)	-	(1,018,390)
Balance, June 30, 2005	2,866,328	$2,866	$4,800,953	$-	$(1,862,852)	$(3,113,457)	$-	$(172,490)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional	Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2005	2,866,328	$2,866	$4,800,953	$(1,862,852)	$(3,113,457)	$-	$(172,490)

Issuance of stock for services at $1.20 per share	90,250	90	118,410	-	-	-	118,500

Issuance of stock for property acquisition at $3.20 per share	55,000	55	65,945	-	-	-	66,000

Options exercised for cash at $1.40 per common share	50,000	50	69,950	-	-	-	70,000

Options exercised as payment for services from $1.40 to $2.00 per common share	65,000	65	113,935	-	-	-	114,000

Stock issued for cash at $2.00 per share	280,000	280	559,720	-	-	-	560,000

Issuance of stock for debt from $1.20 to $2.00 per share	186,306	186	285,439	-	-	-	285,625

Stock issued for cash from $1.80 to $2.10 per share	118,219	118	229,226	-	-	-	229,344

Stock options granted	-	-	381,340	-	-	-	381,340

Net loss for the year ended June 30, 2006	-	-	-	-	(1,404,004)	-	(1,404,004)

Balance, June 30, 2006	3,711,103	3,711	6,624,918	(1,862,852)	(4,517,461)	-	248,315

Issuance of stock for services at $2.00 per share	4,500	5	8,995	-	-	-	9,000

Issuance of stock for debt at $1.20 per share	36,250	36	43,464	-	-	-	43,500

Issuance of stock for services from $1.60 to $1.80 per common share	105,000	105	172,395	-	-	-	172,500

Common shares cancelled at $1.80 per share	(27,500)	(28)	(49,472)	-	-	-	(49,500)

Issuance of stock for cash at $1.20 per share	83,333	83	99,917	-	-	-	100,000

Net loss for the year ended June 30, 2007	-	-	-	-	(872,325)	-	(872,325)

Balance, June 30, 2007	3,912,686	3,913	6,900,217	(1,862,852)	(5,389,787)	-	(348,511)

Issuance of stock for debt at $0.97 per share	110,000	110	106,590	-	-	-	106,700

Net loss for the year ended June 30, 2008	-	-	-	-	(202,215)	-	(202,215)

Balance, June 30, 2008	4,022,686	4,023	7,006,807	(1,862,852)	(5,592,002)	-	(444,026)

Issuance of stock for debt at $0.50 per share	735,000	735	366,765	-	-	-	367,500

Isuance of stock for services at $0.20 per share	125,000	125	24,875	-	-	-	25,000

Net loss for year ended June 30, 2009	-	-	-	-	(62,285)	-	(62,285)

Balance, June 30, 2009	4,882,686	4,883	7,398,447	(1,862,852)	(5,654,288)	-	(113,811)

Net loss for the year ended June 30, 2010	-	-	-	-	(32,677)	-	(32,677)

Balance, June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,964)	$-	$(146,488)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional	Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,964)	$-	$(146,488)

Rounding on stock consolidation	20	-	-	-	-	-	-

Issuance of stock for debt at $0.10 per share	1,620,589	1,621	160,438	-	-	-	162,059

Net loss for the year ended June 30, 2011	-	-	-	-	(59,943)	-	(59,943)

Balance, June 30, 2011	6,503,295	$6,503	$7,558,885	$(1,862,852)	$(5,746,907)	$-	$(44,372)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

On April 16, 2002, the Company signed an agreement to enter into a joint venture to explore a  mineral property (the “Napal Gold Property”) in Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, not yet under production.   In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia (see Note 3).   As at June 30, 2011 and 2010 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

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

Concentration of Risk
The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada.  The account is insured up to a maximum of $100,000.

The Company is not exposed to significant interest, credit or currency risk due to the short term nature of its financial instruments.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2011 and 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exit or Disposal Activities
The Company has adopted FASB ASC Topic 420 Exit or Disposal Cost Obligations, which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, as well as addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  There have been no exit or disposal activities during the years ended June 30, 2011 and 2010.

Exploration Stage
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia.   As at June 30, 2011 and 2010 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

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
June 30, 2011

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

Comprehensive Income
In accordance with FASB ASC Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2011and 2010 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Going Concern
As shown in the financial statements, the Company incurred a net loss of $59,943 for the year ended June 30, 2011 and has an accumulated deficit of $7,609,759, no revenues, and limited cash resources as at June 30, 2011.

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

Impaired Asset Policy
The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. As of June 30, 2011 and 2010 no impairment was considered necessary.  During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

At June 30, 2011, the Company had net deferred tax assets calculated at an expected rate of 27.50% (2010 - 29.25%) of approximately $2,095,000 principally arising from approximate net operating loss carry forward of $7,618,000 for income tax purposes, which expire in the years 2017 through 2031.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.  The significant components of the deferred tax asset at June 30, 2011 and June 30, 2010 were as follows:

	June 30, 2011	June 30, 2010

Net operating loss carry forward	$7,618,000	$7,558,000

Deferred tax asset	$2,095,000	$2,211,000
Deferred tax asset valuation allowance	(2,095,000)	(2,211,000)
Net deferred tax asset	$-	$-

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

The change in the allowance account from June 30, 2010 to June 30, 2011 was approximately $116,500.

	June 30, 2011	June 30, 2010
Statutory rate	27.50%	29.25%

Income taxes recovered at the effective tax rate	$16,500	$22,300

Temporary timing differences:	-	-
Permanent timing differences:	-	-
Change in tax rate:	(133,000)	-
Change in valuation allowance:	116,500	(22,300)
Income tax recovery (expense) recognized in year	$-	$-

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

NOTE 4 – LOANS PAYABLE, RELATED PARTIES

The Company’s loans payable are due to one of its Directors (2010 – three Directors and a company related to a Director).  They are non-interest bearing, unsecured and have no stated terms of repayment.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of June 30, 2011 and 2010, the Company has no preferred shares issued and outstanding.

NOTE 6 – COMMON STOCK

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

 In addition, at the shareholder meeting on October 29, 2011, shareholders authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

In the quarter ending December 31, 2010, the Company issued a total of 1,620,589 common shares in settlement of $162,059 debt outstanding at consideration of $0.10 per common share, increasing total common shares outstanding at June 30, 2011 to 6,503,276. A total of 1,532,385 of these shares were issued to three Directors of the Company on settlement of debt.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2011, and June 30, 2010.

The Company’s policy is to record stock at its fair market value on the date of issuance.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had the following related party balances and transactions, not otherwise disclosed in the notes to these financial statements.

During the year, the Directors advanced loans to the Company as needed. Consulting fees in the amount of $28,672 were paid during the year to two Directors (2010 - $nil).

NOTE 8– COMMITMENTS AND CONTINGENCIES

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

On or about June 30, 2011, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer /Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures  As effective as could be keeping in mind the Company has no active business being conducted and its CEO and CFO is the same person as the Company has only one officer and two directors.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a)  Directors and Executive Officers

			1ST YEAR
NAME	AGE	POSITION	WITH COMPANY

Robert G. Dinning	72	Director Chief Financial Officer, Secretary	2000
David Yu	53	Director	2006

Business Experience

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has a Business and Management Consulting Business  focused primarily in the natural resource industry. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 38 years. Currently Mr. Dinning is also a director or officer of, Paramount Gold & Silver Corp., Meadow Bay Gold Corp, Rockhaven Resources Ltd, Sonora Gold & Silver Corp, Simba Energy Inc and Metron Capital Corp.

Mr. Dinning was appointed Chairman, President and CEO on November 4, 2010 in addition to his duties as CFO and Secretary of the Company.

David Yu

Mr. Yu is a resident of Hong Kong and is an experienced independent financial professional with over 30 years’ experience in the securities, commodities, and foreign exchange trading business. He has previously been employed by Rothschild & Sons, Shearson American Express and Citibank. He is an international consultant who assists the Chinese government in the negotiation of long-term agreements with oil producing countries in Africa. He focuses primarily in Chinese government-backed investment in economic development, trade and infrastructure projects for these countries. He is working on similar arrangements in South America and in Indonesia.

Mr. Yu became a director in March 2006.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2011 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2011 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.
Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2011, and 2010, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

	Summary Compensation Table

				Long Term Compensation

	Annual Compensation			Awards	Payouts

Name and Principle Position	Other Annual Year	Securities Salary($)	Compensation ($)	Underlying Options (#)	All Other Compensation ($)

Peter Bojtos former President/CEO	2011	Nil		Nil
Peter Bojtos President/CEO	2010	Nil	0

Robert Dinning CEO and CFO	2011	21,500		Nil
Robert Dinning CFO	2010	Nil		Nil

Option Grants in Last Fiscal Year June 30, 2011 and 2010 - Nil

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2011.  All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.    We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.  During the year ended June 30, 2011 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities.  Base salaries may be established as necessary.   During the year ended June 30, 2011 none of our Named Executive Officers received a salary increase.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the  6,503,295 shares of common stock outstanding as of October 10, 2011 and of Management assuming the exercise of outstanding options held by management.

Title of	Name and Address (1)		Amount and Nature	% of
Class	Beneficial Owner	Position	of Beneficial Owner	Class

Common	Robert Dinning	Director, CEO, CFO	1,156,175	17.8%
	Peter Bojtos	Former Director, CEO	801,752	12.3%
	David Yu	Director	615,126	9.5%
	All officers and Directors as a Group (2 persons)		1,771,301	27.2%
(1)	The Address of the executive officers and directors is that of the Company: #12-1900 Indian River Crescent. North Vancouver, B.C. Canada V7G 2R1

Item 13. Certain Relationships and Related Transactions:  None

Item 14. Principal Accountant Fees And Services

I.Vellmer Inc. Chartered Accountant, is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2011. I. Vellmer Inc has also performed the audit for the fiscal years’ June 30, 2010 and June 30, 2009 and have been paid all fees outstanding to date.

Audit Fees

I.Vellmer Inc was paid aggregate fees of approximately $8,444 for 2011 and $11,277 for June 30, 2010 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

I. Vellmer Inc was not paid any additional fees for the fiscal year ended June 30, 2011 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

I. Vellmer Inc was not paid any aggregate fees for the fiscal year ended June 30, 2011 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

I. Vellmer Inc was paid no other fees for professional services during the fiscal year ended June 30, 2011

Item 15.  Exhibits and Financial Statement Schedules

A. Exhibits

3.1	Articles of Incorporation (Incorporated by reference from Form 10SB
3.2	By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005
3.3	Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005.
10.1	NUP ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on September 30, 2002)
10.2	KBU ACQUISITION AGREEMENT (Incorporated by reference from Annual Report on Form 10KSB filed on August 30, 2004)
10.3	Addendum to KBU ACQUISITION AGREEMENT(Incorporated by reference from Annual Report on Form 10KSB filed on August 30, 2004)
10.4	Letter of Intent with Atna Resources Ltd dated August 19, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on October 19, 2005)
10.5	McKnight Finders Fee Agreement dated August 22, 2005 (Incorporated by reference from Registration Statement on Form SB-2 filed on October 19, 2005)
10.6	Exploration and Option to Joint Venture Agreement (Incorporated by reference from Current Report on Form 8-K filed on September 27, 2005)
14	Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)
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

Date: October 14, 2011
/s/ Robert Dinning
Robert Dinning, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Dinning
Robert G. Dinning	Chairman, President, CEO, CFO, Director	October 14, 2011

/s/ David Yu
David Yu	Director
October 14, 2011