Form 10-Q
period 2011-09-30
APOLO GOLD & ENERGY INC.
filed 2011-11-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Registrant had  6,503,276 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

  APOLO GOLD & ENERGY INC.
     (An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2011	June 30, 2011
CURRENT ASSETS
Cash	$365	$425

TOTAL ASSETS	$365	$425

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,044	$30,710
Loans payable, related parties	25,904	14,087
Total Current Liabilities	53,948	44,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Subscriptions receivable	-	-
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,756,118)	(5,746,907)

TOTAL STOCKHOLDERS' DEFICIT	(53,583)	(44,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$365	$425

The accompanying condensed notes are an integral part of these interim financial statements.

 APOLO GOLD & ENERGY INC.
    (An Exploration Stage Company)
     STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			April 16,2002
			(Inception of
	Three Months	Three Months	Exploration Stage)
	Ended	Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	7,833	15,160	1,876,805
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	1,378	1,616	1,015,160
TOTAL EXPENSES	9,211	16,776	5,722,553

LOSS FROM OPERATIONS	(9,211)	(16,776)	(5,722,553

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565

LOSS BEFORE INCOME TAXES	(9,211)	(16,776)	(5,756,118

INCOME TAXES	-	-	-

NET LOSS	$(9,211)	$(16,776)	$(5,756,118

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	4,882,686

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			April 16, 2002
			(Inception of
	Three Months Ended		Exploration Stage)
	September 30,		Through
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,211)	$(16,776)	$(5,756,118)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Loans and advance receivable	-	-
Increase (decrease) in:
Accounts payable	(2,667)	(1,573)	270,525
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(11,878)	(18,349)	(2,567,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	11,818	20,249	153,639
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	11,818	20,249	2,661,411

NET INCREASE (DECREASE) IN CASH	(60)	1,900	(1,131)

Cash, beginning of year	425	434	1,496

Cash, end of year	$365	$2,334	$365

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$-	$52,559

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements June 30, 2011.

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
September 30, 2011
(Unaudited)

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

Going Concern
As shown in the financial statements, the Company incurred a net loss of $9,211 for the period ended September 30, 2011 and has an accumulated deficit of $7,618,970,  no revenues, and limited cash resources as at September 30, 2011.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of September 30, 2011 and June 30, 2011, the Company has no preferred shares issued and outstanding.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2011
(Unaudited)

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

There was no stock issued in the three months ending September 30, 2011.

There were no stock options, warrants or other potentially dilutive securities outstanding as at September 30, 2011, June 30, 2011 and September 30, 2010.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at September 30, 2011 includes $365 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $4,500 during the 3 months ended September 30, 2011 (3 months ended September 30, 2010 - $7,500).

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

At September 30, 2011, the Company had funds on hand of $365.

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

Results of Operations

In the three months ended September 30, 2011, the Company incurred a loss of $9,211 vs. a loss of $16,776 for the three months ended September 30, 2010. Consulting and professional fees are reduced to $7,833 at September 30, 2011 vs. $15,160 at September 30, 2010, mainly as a result of reduced legal and filing fees in the current quarter. In the quarter ending September 30, 2010, additional costs were incurred in preparation of special shareholder meeting which was held October 29, 2010. General and administrative costs are also reduced – being $1,378 in the quarter ending September 30, 2011 vs. $1,619 in the quarter ending September 30, 2010.

Company operations are limited at the present time to seeking out and acquiring a desirable project that will be beneficial to shareholders. Expenses during the three months ending September 30, 2011 amounted in total to $9,211 vs. $16,776 in the quarter ending September 30, 2010.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2011 there were 6,503,295 shares outstanding. There were no shares issued in the quarter ending September 30, 2011.

The Company at September 30, 2011 has current trade accounts payable of $28,044 compared to $30,711 at June 30, 2011 and $30,284 at September 30, 2010. Loans owing to related parties at September 30, 2011 amounted to $25,904 vs. $14,087 at June 30, 2011 and $135,315 at September 30, 2010.

Cash on hand at September 30, 2011 amounted to $365. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at September 30, 2011 with funds on hand of $365 vs. $425 at June 30, 2011 and $2,334 at September 30, 2010.

During the three months ending September 30, 2011, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at September 30, 2011 of $28,044 compared to $30,284 at September 30, 2010 and $30,711 at June 30, 2011.

Amounts due to related parties at September 30, 2011 amounted to $25,904 compared to $135,315 at September 30, 2010, and $14,087 at June 30, 2011. These loans are due to a director of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2011.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as it could  be given the limited personnel involved in the operations as at September 30, 2011.

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

Item 6. - Exhibits

     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.

     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.

     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.

     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.'

     101 Interactive Data Files Pursuant to Rule 405 to Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD & ENERGY, INC.

Dated: November 14, 2011

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary