Form 10-Q
period 2011-12-31
APOLO GOLD & ENERGY INC.
filed 2012-02-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27791

Apolo Gold & Energy, Inc.
(Excact name of registrant as specified in its Charter)

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

As of – February 10, 2012, the Registrant had 6,503,276 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

  APOLO GOLD & ENERGY INC.
     (An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
ASSETS	2011	2011
CURRENT ASSETS
Cash	$331	$425
Accounts receivable	-	-
Total Current Assets	331	425

TOTAL ASSETS	$331	$425

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,736	$30,710
Loans payable, related party	38,494	14,087
Total Liabilities	67,230	44,797

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,769,434)	(5,746,907)

TOTAL STOCKHOLDERS' DEFICIT	(66,899)	(44,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$331	$425

The accompanying condensed notes are an integral part of these interim financial statements.

 APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	Period from April 16, 2002 (Inception of Exploration Stage) Through December 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	-

EXPENSES
Consulting and professional fees	9,199	10,334	17,032	25,494	1,886,004
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	4,117	8,838	5,495	10,454	1,019,277
TOTAL EXPENSES	13,316	19,172	22,527	35,948	5,735,869

LOSS FROM OPERATIONS	(13,316)	(19,172)	(22,527)	(35,948)	(5,735,869)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(13,316)	(19,172)	(22,527)	(35,948)	(5,769,434)

INCOME TAXES	-	-	-		-

NET LOSS AND COMPREHENSIVE LOSS	$(13,316)	$(19,172)	$(22,527)	$(35,948)	(5,769,434)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	5,023,607	6,503,295	4,953,147

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			April 16, 2002
			(Inception of
	Six Months Ended		Exploration Stage)
	December 31,		Through
	2011	2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,527)	$(35,948)	$(5,769,434)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Increase (decrease) in:			-
Accounts payable	(1,975)	1,493	271,217
Accrued expenses	-	-	(5,807)
Accrued payables, related party	-	-	387,663
Net cash (used) by operating activities	(24,502)	(34,455)	(2,579,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	24,408	34,636	166,229
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	24,408	34,636	2,674,001

NET INCREASE (DECREASE) IN CASH	(94)	181	(1,165)

Cash, beginning of year	425	434	1,496

Cash, end of year	$331	$615	$331
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Notes 5 and 7)	$-	$162,059	$529,559

The accompanying condensed notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2011
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

Fair Value of Financial Instruments
The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts for cash, accounts payable and accrued liabilities and loans payable to a related party approximate their fair value due to their short term nature.

Going Concern
As shown in the financial statements, the Company incurred a net loss of $22,527 for the period ended December 31, 2011 and has an accumulated deficit of $7,632,286, no revenues, and limited cash resources as at December 31, 2011.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of December 31, 2011 and June 30, 2011, the Company has no preferred shares issued and outstanding.

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

There were no stock options, warrants or other potentially dilutive securities outstanding as at December 31, 2011, June 30, 2011 and December 31, 2010.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at December 31, 2011 includes $331 of cash in Canada.  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $9,000 during the 6 months ended December 31, 2011 (6 months ended December 31, 2010 - $nil). During the quarter ended December 31, 2011, administrative fees amounted to $4,500 (2010 - $nil).

During the period ending December 31, 2011, an officer advanced loans in the amount of $15,408 to retire current and outstanding debts.

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

At December 31, 2011, the Company had funds on hand of $331

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

Results of Operations

In the six months ended December 31, 2011, the Company incurred a loss of $22,527 vs. a loss of $35,948 for the six months ended December 31, 2010. Consulting and professional fees for the six months ended December 31, 2011 were reduced to $ 17,032 vs. $25,494 at December 31, 2010, mainly as a result of reduced legal and filing fees in the current period compared to additional costs incurred in preparation of special shareholder meeting which was held October 29, 2010 and reflected in the six month period ending December 31, 2010.

General and administrative costs are also reduced – being $5,495 in the period ending December 31, 2011 vs. $ 10,454 in the period ending December 31, 2010 again as a result of additional costs incurred in the previous year pertaining to shareholder meeting and adjustments to the share capital share rollback that was approved October 29, 2010.

Company operations are limited at the present time to seeking out and acquiring a desirable resource project that will be beneficial to shareholders. Expenses during the six months ending December 31, 2011 amounted in total to $22,527 vs. $35,948 in the period ending December 31, 2010.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2011 there were 6,503,276 shares outstanding. There were no shares issued in the six month period ending December 31, 2011.

The Company at December 31, 2011 had current trade accounts payable of $28,736 compared to $30,711 at June 30, 2011 and $ 24,530 at December 31, 2010. Loans owing to related parties at December 31, 2011 amounted to $38,496 vs. $14,087 at June 30, 2011 and $ nil at December 31, 2010.

Cash on hand at December 31, 2011 amounted to $331. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at December 31, 2011 with funds on hand of $331 vs. $425 at June 30, 2011 and $615 at December 31, 2010.

During the six months ending December 31, 2011, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at December 31, 2011 of $28,736 compared to $24,530 at December 31, 2010 and $30,711 at June 30, 2011.

Amounts due to related parties at December 31, 2011 amounted to $38,496 compared to $nil at December 31, 2010, and $14,087 at June 30, 2011. These loans are due to a director of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ending December 31, 2011.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as it could be given the limited personnel involved in the operations as at December 31, 2011.

There have been no changes in the Company's internal controls or in other factors that have affected or are reasonably likely to affect the internal controls subsequent to the date the Company completed its evaluation.

Part II - Other Information

Item 1.  Legal Proceedings:     There are no proceedings to report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Default Upon Senior Securities:     There are no defaults to report.

Item 4.  Removed and Reserved

Item 5.  Other Information:  None

Item 6.  Exhibits

     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.

     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.

     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.

     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.

     101  Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD & ENERGY, INC.

Dated: February 14, 2012

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary