Form 10-Q
period 2012-03-31
APOLO GOLD & ENERGY INC.
filed 2012-05-21
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☒ No ☐

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

As of May 15, 2012, the Registrant had 6,503,295 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
ASSETS	2012	2011
CURRENT ASSETS
Cash	$367	$425
Accounts receivable	-	-
Total Current Assets	367	425

TOTAL ASSETS	$367	$425

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,444	$30,710
Loans payable, related party (Note 6)	47,251	14,087
Total Current Liabilities	75,695	44,797

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively (Note 4)	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,777,863)	(5,746,907)

TOTAL STOCKHOLDERS' DEFICIT	(75,328)	(44,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$367	$425

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from April 16, 2002 (Inception of Exploration Stage)
	March 31,	March 31,	March 31,	March 31,	Through
	2012	2011	2012	2011	March 31, 2012

REVENUES	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	5,182	6,909	22,214	32,403	1,891,186
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	3,247	5,847	8,742	16,301	1,022,524
TOTAL EXPENSES	8,429	12,756	30,956	48,704	5,744,298

LOSS FROM OPERATIONS	(8,429)	(12,756)	(30,956)	(48,704)	(5,744,298)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(8,429)	(12,756)	(30,956)	(48,704)	(5,777,863)

INCOME TAXES	-	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(8,429)	$(12,756)	$(30,956)	$(48,704)	(5,777,863)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	6,503,275	6,503,295	5,462,313

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			April 16, 2002
			(Inception of
	Nine Months Ended		Exploration Stage)
	March 31,		Through
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,956)	$(48,704)	$(5,777,863)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Decrease (increase) in:
Loans and advance receivable	-	-	-
Increase (decrease) in:
Accounts payable	(2,266)	7,567	270,926
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(33,222)	(41,137)	(2,588,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	33,164	41,301	174,985
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	33,164	41,301	2,682,757

NET INCREASE (DECREASE) IN CASH	(58)	164	(1,129)

Cash, beginning of year	425	434	1,496

Cash, end of year	$367	$598	$367

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$162,059	$529,559

The accompanying condensed notes are an integral part of these interim financial statements

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
March 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.
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

Going Concern
As shown in the financial statements, the Company incurred a net loss of $30,956 for the period ended March 31, 2012 and has an accumulated deficit of $7,640,715, no revenues, and limited cash resources as at March 31, 2012.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of March 31, 2012 and June 30, 2011, the Company has no preferred shares issued and outstanding.

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1. These financial statements have been restated retroactively to reflect this share consolidation.

There were no stock options, warrants or other potentially dilutive securities outstanding as at March 31, 2012, June 30, 2011 and March 31, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at March 31, 2012 includes $367 of cash in Canada. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred administrative fees to its Chief Executive Officer in the amount of $12,000 during the 9 months ended March 31, 2012 (9 months ended March 31, 2011 - $17,000). During the quarter ended March 31, 2012, administrative fees amounted to $4,500 (2010 - $4,500).

During the nine month period ending March 31, 2011, an officer advanced loans in the amount of $33,164 to retire current and outstanding debts (9 months ended March 31, 2011 - $41,301).  The Company’s loans payable to a related party as at March 31, 2012 and June 30, 2011 are due to one of its Directors, and are unsecured, non-interest bearing and have no stated terms of repayment.

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

At March 31, 2012, the Company had funds on hand of $367.

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

Results of Operations

In the nine months ended March 31, 2012, the Company incurred a loss of $30,956 vs. a loss of $48,704 for the nine months ended March 31, 2011. Consulting and professional fees for the nine months ended March 31, 2012 were  $22,214 vs. $32,403 at March 31, 2011, mainly as a result of reduced legal and filing fees in the current period compared to additional costs incurred in preparation of special shareholder meeting which was held October 29, 2010 and reflected in the nine month period ending March 31, 2011.

General and administrative costs are  reduced – being $8,742 in the nine month period ending March 31, 2012 vs. $16,301 in the nine month period ending March 31, 2011 again as a result of additional costs incurred in the previous year pertaining to shareholder meeting and adjustments to the share capital share rollback that was approved October 29, 2010.

Company operations are limited at the present time to seeking out and acquiring a desirable resource project that will be beneficial to shareholders. Expenses during the nine months ending March 31, 2012 amounted in total to $30,956  vs. $48,704 in the nine month period ending March 31, 2011.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2012 there were 6,503,295 shares outstanding. There were no shares issued in the nine month period ending March 31, 2012
.
The Company at March 31, 2012 had current trade accounts payable of $28,444 compared to $30,711 at June 30, 2011 and $30,603 at March 31, 2011. Loans owing to a related party at March 31, 2012 amounted to $47,253 vs. $14,087 at June 30, 2011 and $10,301 at March 31, 2011.

Cash on hand at March 31, 2012 amounted to $367. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES
The Company has limited financial resources at March 31, 2012 with funds on hand of $367 vs. $425 at June 30, 2011 and $597 at March 31, 2011.

During the nine months ending March 31, 2012, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at March 31, 2012 of $28,444 compared to $30,603 at March 31, 2011 and $30,711 at June 30, 2011.

Amounts due to related parties at March 31, 2012 amounted to $47,251 compared to $10,301 at March 31, 2011, and $14,087 at June 30, 2011. These loans are due to a director of the Company for cash advances to the company to retire current debt. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ending March 31, 2012.

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

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were as effective as it could be given the limited personnel involved in the operations as at March 31, 2012.

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

Item 4. Mine Safety Disclosures:  N/A

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

APOLO GOLD & ENERGY, INC.

Dated:  May 21, 2012

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary