Form 10-K
period 2012-06-30
APOLO GOLD & ENERGY INC.
filed 2012-09-28
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-27791

Apolo Gold & Energy Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#12-1900 Indian River Cr
North Vancouver, British Columbia	V7G 2R1
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 3,664,974 shares) based on the average bid and asked price as of December 31, 2011 being $ 0.09 per share: $ 329,848.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,295 shares of Common Stock as of August 24, 2012.

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

The Company's office is now at #210 – 905 West Pender St,  Vancouver B.C. Canada, V6C1L6.

Government Regulation

The Company was aware of environmental requirements in the operation of a concession.  The Company is comfortable with the requirements and regulations and will abide by them.

ITEM 1A. Risk Factors

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

6.   There are currently 6,503,295 common shares outstanding at August 24, 2012 out of a total authorized capital of 300,000,000 shares. This is the result of a shareholder resolution passed on October 29, 2010 whereby the shares outstanding were consolidated on a 20:1 basis and the authorized capital was increased to 300,000,000 shares. In addition to this, 1,620,589 shares were issued in settlement of debt and there was a rounding out of 20 shares, thus increasing shares issued to 6,503,295. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

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

ITEM 4 - Mine Safety Disclosures:   None

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock has been quoted on the National Association of Securities Dealers' Over-the-Counter market since May 17, 2000. There is no other public trading market for the Company's equity securities.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

Sept 30, 2011	$0.20	$0.10
Dec 31, 2011	$0.15	$0.09
March 31, 2012	$0.58	$0.10
June 30, 2012	$0.20	$0.14

The common shares were consolidated 20:1 as a result of shareholder approval on October 29, 2010. The consolidation was effective November 29, 2010. Quotations for September 30, 2010 are based on pricing prior to consolidation of shares.

As of August 24, 2012, there were 58 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

The Company has no existing Equity Compensation Plan and all options granted under previous plans have been exercised, expired or cancelled.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller business issuer, the Company is not required to include this Item.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation

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

Results of Operations - Period July 01, 2011 to June 30, 2012

REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2012 and June 30, 2011, the Company had no exploration costs.  Total expenses for the year amounted to $35,912 compared to $59,943 in the year ending June 30, 2011. Consulting and professional fees amounted to $25,071 compared to $43,760 in the year ending June 30, 2011.

General and administrative expenses for the year amounted to $10,840 compared to $16,183 in the year ending June 30, 2011.

During the year ending June 30, 2011, the Company incurred additional costs re a special shareholder meeting to increase the authorized share capital to 300,000,000 shares and to approve a share consolidation of 20:1 on shares outstanding.  There were no additional or extraordinary expenses incurred in the current year ending June 30, 2012 which resulted in a lower loss for the year of $35,912 compared to $59,943  in the year ending June 30, 2011.

There was no stock compensation charges in either 2012 or 2011.

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

Cash on hand at June 30, 2012 was $314 compared to $424 in 2011 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company.

At August 24,  2012, the Company had 6,503,295 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

During the year, the Company arranged for loans from a director in the amount of $30,542 and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities.

Accounts payable at June 30, 2012 amounted to $20,970 compared to $30,711 at June 30, 2011.  The accounts payable at June 30, 2012 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties of $59,629 at June 30, 2012 vs. $14,087 at June 30, 2011 are due to a current officer and director of the Company regarding advances to the company. Amounts due to related party include consulting fees payable of $15,000 for services rendered during the fiscal year and loans advanced of $30,542. There is no terms for repayment and no interest is payable. Loans outstanding at June 30, 2010 were settled in a “shares for debt” arrangement.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2012.  While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2012 , Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2012. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

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
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

I have audited the accompanying balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 2012 and 2011 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2012.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada September 27, 2012	/s/ I Vellmer Inc. Chartered Accountant

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
ASSETS	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$314	$425

TOTAL ASSETS	$314	$425

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,969	$30,711
Loans payable, related parties (Note 3)	59,629	14,087
TOTAL LIABILITIES	80,598	44,798

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively (Note 5)	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,782,819)	(5,746,907)

TOTAL STOCKHOLDERS' DEFICIT	(80,284)	(44,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$314	$425

The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			April 16, 2002
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	June 30,	June 30,	Through
	2012	2011	June 30, 2012

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	25,071	43,760	1,894,043
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	10,841	16,183	1,024,623
TOTAL EXPENSES	35,912	59,943	5,749,254

LOSS FROM OPERATIONS	(35,912)	(59,943)	(5,749,254)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(35,912)	(59,943)	(5,782,819)

INCOME TAXES	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(35,912)	$(59,943)	$(5,782,819)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	5,721,841

The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Year Ended		Exploration Stage)
	June 30,		Through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,912)	$(59,943)	$(5,782,819)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts payable	(9,741)	7,674	263,451
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(45,654)	(52,269)	(2,601,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	45,542	52,260	187,363
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	45,542	52,260	2,695,135

NET INCREASE (DECREASE) IN CASH	(112)	(9)	(1,183)

Cash, beginning of year	425	434	1,496

Cash, end of year	$313	$425	$313

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Note 5)	$-	$162,059	$529,559

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

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional	Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,963)	$-	$(146,486)

Rounding on stock consolidation	20	-	-	-	-	-	-

Issuance of stock for debt at $0.10 per share	1,620,589	1,620	160,437	-	-	-	162,057

Net loss and comprehensive loss for the year ended June 30, 2011	-	-	-	-	(59,943)	-	(59,943)

Balance, June 30, 2011	6,503,295	6,503	7,558,884	(1,862,852)	(5,746,906)	-	(44,372)

Net loss and comprehensive loss for the year ended June 30, 2012	-	-	-	-	(35,912)	-	(35,912)

Balance, June 30, 2012	6,503,295	$6,503	$7,558,884	$(1,862,852)	$(5,782,819)	$-	$(80,285)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc. formerly known as Apolo Gold Inc. (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.  The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada.  In 1997, the Company formed a subsidiary corporation (Apologold C.A.) in Venezuela, which was originally used to acquire a Venezuelan mining property.  The subsidiary has had no financial transactions since 2001 and is no longer active.

On April 16, 2002, the Company signed an agreement to enter into a joint venture to explore a  mineral property (the “Napal Gold Property”) in Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, which was not yet under production.   In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia.  As at June 30, 2012 and 2011 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and other energy related  investments.

The Company’s year-end is June 30th.

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

Cash and Cash Equivalents
The Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.  As at June 30, 2012 and 2011, the Company does not have any cash equivalents.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

Comprehensive Income
In accordance with FASB ASC Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2012 and 2011 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Concentration of Risk
The Company maintains its cash account in one commercial bank in Vancouver, British Columbia, Canada.  The account is insured up to a maximum of $100,000.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2012 and 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exit or Disposal Activities
The Company has adopted FASB ASC Topic 420 Exit or Disposal Cost Obligations, which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, as well as addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  There have been no exit or disposal activities during the years ended June 30, 2012 and 2011.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

Exploration Stage
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia.   As at June 30, 2012 and 2011 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

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

Going Concern
As shown in the financial statements, the Company incurred a net loss of $35,912 for the year ended June 30, 2012 and has an accumulated deficit of $7,645,671, no revenues, and limited cash resources as at June 30, 2012.

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

Impaired Asset Policy
The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. As of June 30, 2012 and 2011 no impairment was considered necessary.  During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

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

At June 30, 2012, the Company had net deferred tax assets calculated at an expected rate of 25.80% (2011 – 27.50%) of approximately $1,975,000 principally arising from approximate net operating loss carry forward for income tax purposes, which expire in the years 2017 through 2032.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.  The significant components of the deferred tax asset at June 30, 2012 and June 30, 2011 were as follows:

	June 30, 2012	June 30, 2011

Net operating loss carry forward	$7,654,000	$7,618,000

Deferred tax asset	$1,975,000	$2,095,000
Deferred tax asset valuation allowance	(1,975,000)	(2,095,000)
Net deferred tax asset	$-	$-

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

The change in the allowance account from June 30, 2011 to June 30, 2012 was approximately $120,000.

	June 30, 2012	June 30, 2011
Statutory rate	25.80%	27.55%

Income taxes recovered at the effective tax rate	$9,000	$16,500

Temporary timing differences:	-	-
Permanent timing differences:	-	-
Change in tax rate:	(130,000)	(133,000)
Change in valuation allowance:	121,000	116,500
Income tax recovery (expense) recognized in year	$-	$-

Reclamation Costs
Reclamation costs that related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.  The Company has determined that it does not have any reclamation costs as at June 30, 2012 and 2011.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Revenue Recognition
Sales are recorded when minerals are delivered to the purchaser.

The Company records revenue arising from the leasing or optioning of its mineral properties when it has a written contract with the lessee/optionee and reasonable assurance exists regarding measurement and collectability.  The revenue is recognized as it accrues in accordance with the terms of the relevant agreement, and is first allocated against the carrying amount of mineral exploration and development costs retained, with any excess included in profit and loss.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, a director advanced loans in the amount of $30,542 (2011 - $23,588). These loans are non-interest bearing, unsecured and have no stated terms of repayment. In the fiscal 2012 year, consulting fees of $15,000 to an officer were recognized in operations (2011- $28,672 to one officer and one director) for services rendered.

In the fiscal 2011 year, the Company converted loans payable outstanding to related parties in the amount of $153,238, to shares of common stock of the Company. The former Chairman and CEO until November 4, 2010, had loans in the amount of $37,675 converted to 376,751 common shares at $0.10 each. The former CFO, and currently Chairman, CEO and CFO, converted loans of $79,051 to 790,508 common shares at $0.10 each and a director converted loans of $36,513 to 365,126 common shares at $0.10 each. The loans converted represented funds only advanced to the Company and did not include any interest or other charges.

NOTE 4 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of June 30, 2012 and 2011, the Company has no preferred shares issued and outstanding.

NOTE 5 – COMMON STOCK

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

In addition, at the shareholder meeting on October 29, 2010, shareholders authorized a share consolidation of 20:1.  These financial statements have been restated retroactively to reflect this share consolidation.

During the fiscal 2011 year, the Company issued a total of 1,620,589 common shares in settlement of $162,059 debt outstanding at consideration of $0.10 per common share, increasing total common shares outstanding at June 30, 2011 to 6,503,276.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2012 and June 30, 2011.

The Company’s policy is to record stock at its fair market value on the date of issuance.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Foreign Operations
The Company’s balance sheet at June 30, 2012 includes $314 of cash in Canada (2011 - $425).  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organiations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012. The material weakness identified is the lack of segregation of duties due to limited staff.

This change in financial reporting was the result of the former Chairman and CEO, who resigned because of illness. The duties of Chairman and CEO were assumed by the CFO who continued with his duties as CFO in addition to new duties as Chairman and CEO. This change created a lack of segregation of duties.

This weakness may result in a more than remote likelihood that a material misstatement would not be prevented or detected. The Company currently has no active business being conducted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a)  Directors and Executive Officers

			1ST YEAR
NAME	AGE	POSITION	WITH COMPANY

Robert G. Dinning	73	Director Chief Financial Officer, Secretary	2000
David Yu	56	Director	2006

Business Experience

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has a Business and Management Consulting Business  focused primarily in the natural resource industry. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 39 years. Currently Mr. Dinning is also a director or officer of, Paramount Gold & Silver Corp., Meadow Bay Gold Corp, Rockhaven Resources Ltd, Sonora Gold & Silver Corp, Simba Energy Inc and Metron Capital Corp.

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

Mr. Yu became a director in March 2006.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2012 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

	Summary Compensation Table

				Long Term Compensation

	Annual Compensation			Awards	Payouts

Name and Principle Position	Other Annual Year	Securities Salary($)	Compensation ($)	Underlying Options (#)	All Other Compensation ($)

Robert Dinning CEO and CFO	2012	15,000		Nil
Robert Dinning CFO	2011	21,500		Nil

Option Grants in Last Fiscal Year June 30, 2012 and 2011 - Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the  6,503,295 shares of common stock outstanding as of August 24, 2012 and of Management assuming the exercise of outstanding options held by management.

Title of	Name and Address (1)		Amount and Nature	% of
Class	Beneficial Owner	Position	of Beneficial Owner	Class

Common	Robert Dinning	Director, CEO, CFO	1,156,175	17.8%
	David Yu	Director	615,126	9.5%
	Peter Bojtos	Former CEO	801,752	12.3%
	All officers and Directors as a Group (2 persons)		1,771,301	27.2%
(1)	The Address of the executive officers and directors is that of the Company: #12-1900 Indian River Crescent. North Vancouver, B.C. Canada V7G 2R1

Item 13. Certain Relationships and Related Transactions:  None

Item 14. Principal Accountant Fees And Services

I.Vellmer Inc. Chartered Accountant, is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2012. I. Vellmer Inc has also performed the audit for the fiscal years’ June 30, 2011 and June 30, 2010 and have been paid all fees outstanding to date.

Audit Fees

I.Vellmer Inc was paid aggregate fees of approximately $10,071 for 2012 and $8,441 for June 30, 2011 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

I. Vellmer Inc was not paid any additional fees for the fiscal years ended June 30, 2012 and 2011 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

I. Vellmer Inc was not paid any aggregate fees for the fiscal years ended June 30, 2012 and 2011 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

I.Vellmer Inc was paid no other fees for professional services during the fiscal years ended June 30, 2012 and 2011.

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

31.1	Sarbanes Oxley Section 302 Certification from C.E.O.
31.2	Sarbanes Oxley Section 302 Certification from C.F.O.
32.1	Sarbanes Oxley Section 906 Certification from C.E.O.
101	Interactive Data Files *

*To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2012
/s/ Robert Dinning
Robert Dinning, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Dinning
Robert G. Dinning	Chairman, President, CEO, CFO, Director	September 28, 2012

/s/ David Yu
David Yu	Director
September 28, 2012