Form 10-K/A
period 2012-06-30
APOLO GOLD & ENERGY INC.
filed 2012-10-23
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, originally filed with the Securities and Exchange Commission on September 28, 2012, to amend Part I - Item 8  of our Annual Report on Form 10-K.  This Form 10-K/A is filed to correct numeric errors in the Statements of Cash Flows and Statements of Stockholders' Equity.  Also furnished in this Form 10-K/A are Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

The accompanying notes are an integral part of these financial statements

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Year Ended		Exploration Stage)
	June 30,		Through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,912)	$(59,943)	$(5,782,819)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts payable	(9,741)	7,674	263,451
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(45,653)	(52,269)	(2,601,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	45,542	52,260	187,363
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	45,542	52,260	2,695,135

NET INCREASE (DECREASE) IN CASH	(111)	(9)	(1,182)

Cash, beginning of year	425	434	1,496

Cash, end of year	$314	$425	$314

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Note 5)	$-	$162,059	$529,559

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

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated	Accumulated	Accumulated	Total
	Common Stock		Additional	Deficit Prior	Deficit During	Other	Stockholders'
	Number		Paid-in	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2005	2,866,328	$2,866	$4,800,953	$(1,862,852)	$(3,113,457)	$-	$(172,490)

Issuance of stock for services at $1.31 per share	90,250	90	118,410	-	-	-	118,500

Issuance of stock for property acquisition at $1.20 per share	55,000	55	65,945	-	-	-	66,000

Options exercised for cash at $1.40 per common share	50,000	50	69,950	-	-	-	70,000

Options exercised as payment for services from $1.40 to $2.00 per common share	65,000	65	113,935	-	-	-	114,000

Stock issued for cash at $2.00 per share	280,000	280	559,720	-	-	-	560,000

Issuance of stock for debt from $1.20 to $2.00 per share	186,306	186	285,439	-	-	-	285,625

Stock issued for cash from $1.80 to $2.10 per share	118,219	118	229,226	-	-	-	229,344

Stock options granted	-	-	381,340	-	-	-	381,340

Net loss and comprehensive loss for the year ended June 30, 2006	-	-	-	-	(1,404,004)	-	(1,404,004)

Balance, June 30, 2006	3,711,103	3,711	6,624,918	(1,862,852)	(4,517,461)	-	248,316

Issuance of stock for services at $2.00 per share	4,500	5	8,995	-	-	-	9,000

Issuance of stock for debt at $1.20 per share	36,250	36	43,464	-	-	-	43,500

Issuance of stock for services from $1.60 to $1.80 per common share	105,000	105	172,395	-	-	-	172,500

Common shares cancelled at $1.80 per share	(27,500)	(28)	(49,472)	-	-	-	(49,500)

Issuance of stock for cash at $1.20 per share	83,333	83	99,917	-	-	-	100,000

Net loss and comprehensive loss for the year ended June 30, 2007	-	-	-	-	(872,325)	-	(872,325)

Balance, June 30, 2007	3,912,686	3,913	6,900,217	(1,862,852)	(5,389,786)	-	(348,509)

Issuance of stock for debt at $0.97 per share	110,000	110	106,590	-	-	-	106,700

Net loss and comprehensive loss for the year ended June 30, 2008	-	-	-	-	(202,215)	-	(202,215)

Balance, June 30, 2008	4,022,686	4,023	7,006,807	(1,862,852)	(5,592,001)	-	(444,024)

Issuance of stock for debt at $0.50 per share	735,000	735	366,765	-	-	-	367,500

Isuance of stock for services at $0.20 per share	125,000	125	24,875	-	-	-	25,000

Net loss and comprehensive loss for year ended June 30, 2009	-	-	-	-	(62,285)	-	(62,285)

Balance, June 30, 2009	4,882,686	4,883	7,398,447	(1,862,852)	(5,654,286)	-	(113,809)

Net loss and comprehensive loss for the year ended June 30, 2010	-	-	-	-	(32,677)	-	(32,677)

Balance, June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,963)	$-	$(146,486)

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

October 22, 2012
/s/ Robert Dinning
Robert Dinning, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Dinning
Robert G. Dinning	Chairman, President, CEO, CFO, Director	October 22, 2012

/s/ David Yu
David Yu	Director
October 22, 2012