Form 10-Q
period 2012-09-30
APOLO GOLD & ENERGY INC.
filed 2012-11-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27791

Apolo Gold & Energy, Inc.
(Excact name of registrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#210 – 905 West Pender Street Vancouver, BC V6C 1L6 Canada
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

As of November 14, 2012, the Registrant had 6,503,295 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

 APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
ASSETS	2012	2012
CURRENT ASSETS
Cash and cash equivalents	$280	$314
Prepaid expenses	2,212	-

TOTAL ASSETS	$2,492	$314

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,800	$20,969
Loans payable, related parties (Note 6)	69,872	59,629
TOTAL LIABILITIES	98,672	80,598

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively (Note 4)	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,798,715)	(5,782,819)

TOTAL STOCKHOLDERS' DEFICIT	(96,180)	(80,284)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,492	$314

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Period from April 16, 2002 (Inception of Exploration Stage) Through September 30,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	9,783	7,833	1,903,826
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	6,113	1,378	1,030,736
TOTAL EXPENSES	15,896	9,211	5,765,150

LOSS FROM OPERATIONS	(15,896)	(9,211)	(5,765,150)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(15,896)	(9,211)	(5,798,715)

INCOME TAXES	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(15,896)	$(9,211)	$(5,798,715)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	6,503,295

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Period from April 16, 2002 (Inception of Exploration Stage) Through September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,896)	$(9,211)	$(5,798,715)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Prepaid expenses	(2,212)	-	(2,212)
Accounts payable	7,831	(2,667)	271,282
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(10,277)	(11,878)	(2,611,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	10,243	11,818	197,606
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	10,243	11,818	2,705,378

NET INCREASE (DECREASE) IN CASH	(34)	(60)	(1,216)

Cash, beginning of period	314	425	1,496

Cash, end of period	$280	$365	$280

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$-	$529,559

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements June 30, 2012.

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

Going Concern
As shown in the financial statements, the Company incurred a net loss of $15,896 for the period ended September 30, 2012 and has an accumulated deficit of $7,661,567, no revenues, and limited cash resources as at September 30, 2012.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of September 30, 2012 and June 30, 2012, the Company has no preferred shares issued and outstanding.

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1. These financial statements have been restated retroactively to reflect this share consolidation.

There were no stock options, warrants or other potentially dilutive securities outstanding as at September 30, 2012, June 30, 2012 and September 30, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at September 30, 2012 includes $280 of cash in Canada. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Compliance with Environmental Regulations
The Company's mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays affect the economics of a project, and cause changes or delays in the Company's activities.

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred administrative fees and reimbursement of expenses to its Chief Executive Officer in the amount of $3,000 during the 3 months ended September 30, 2012 (3 months ended September 30, 2011 - $4,500).

During the three month period ending September 30, 2012, an officer advanced loans in the amount of $10,243 to retire current and outstanding debts incurred (3 months ended September 30, 2011 - $11,818).

The Company’s loans payable to one of its Directors as at September 30, 2012 amounted to $69,872 ($59,629 at June 30, 2012 and $25,904 at September 30, 2011. These loans are unsecured, have no stated terms of repayment and are non-interest bearing.

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

At September 30, 2012, the Company had funds on hand of $280.

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

Results of Operations

In the three months ended September 30, 2012, the Company incurred a loss of $15,896  vs. a loss of $9,211 for the three months ended September 30, 2011. Consulting and professional fees for the three months ended September 30, 2012 were $9,783 vs. $7,833 at September 30, 2011.

General and administrative costs increased to $6,113 in the three month period ending September 30, 2012 vs. $1,378 in the three month period ending March 31, 2011 as a result of additional costs incurred in the current year related to implementation of XBRL procedures.

Company operations are limited at the present time to seeking out and acquiring a desirable resource project that will be beneficial to shareholders. Expenses during three months ending September 30, 2012 amounted in total to $15,896  vs. $9,211 in the three month period ending September 30, 2011 as the Company continued its pursuit of a new project. The increase in net loss was the result of additional filing costs and startup costs related to XBRL requirements.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2012 there were 6,503,295 shares outstanding. There were no shares issued in the three month period ending September 30, 2012.

The Company at September 30, 2012 had current trade accounts payable of $28,800 compared to $20,969 at June 30, 2012 and $28,044 at September 30, 2011. Loans owing to a related party at September 30, 2012 amounted to $69,872 vs. $59,629 at June 30, 2012 and $25,904 at September 30, 2011. There are no terms of repayment, no interest rate and are unsecured.

Cash on hand at September 30, 2012 amounted to $280. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES
The Company has limited financial resources at September 30, 2012 with funds on hand of $280 vs. $314 at June 30, 2012 and $365 at September 30, 2011.

During the three months ending September 30, 2012, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at September 30, 2012 of $28,800 compared to $28,044 at September 30, 2011 and $20,969 at June 30, 2012.

Amounts due to related parties at September 30, 2012 amounted to $69,872 compared to $25,904 at September 30, 2011, and $59,629 at June 30, 2012. These current loans are due to a director of the Company for cash advances to the company to retire current debt and sustain its operations. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2012.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012. The material weakness identified is the lack of segregation of duties due to limited staff.

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

Dated:  November 14, 2012

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary