Form 10-Q
period 2012-12-31
APOLO GOLD & ENERGY INC.
filed 2013-02-14
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February  14, 2013, the Registrant had 6,503,295 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
ASSETS	2012	2012
CURRENT ASSETS
Cash and cash equivalents	$546	$314
Prepaid expenses	1,459	-

TOTAL ASSETS	$2,005	$314

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,006	$20,969
Loans payable, related parties (Note 6)	80,252	59,629
TOTAL LIABILITIES	103,258	80,598

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively (Note 4)	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,803,788)	(5,782,819)

TOTAL STOCKHOLDERS' DEFICIT	(101,253)	(80,284)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,005	$314

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31	Six Months Ended December 31	Period from April 16, 2002 (Inception of Exploration Stage) Through December 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	2,902	9,199	12,685	17,032	1,906,728
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	2,171	4,117	8,284	5,495	1,032,907
TOTAL EXPENSES	5,073	13,316	20,969	22,527	5,770,223

LOSS FROM OPERATIONS	(5,073)	(13,316)	(20,969)	(22,527)	(5,770,223)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(5,073)	(13,316)	(20,969)	(22,527)	(5,803,788)

INCOME TAXES	-	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(5,073)	$(13,316)	$(20,969)	$(22,527)	$(5,803,788)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	6,503,295	6,503,295	6,503,295

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31	Six Months Ended December 31	Period from April 16, 2002 (Inception of Exploration Stage) Through December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,969)	$(22,527)	$(5,803,788)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Prepaid expenses	(1,458)	-	(1,458)
Accounts payable	2,037	(1,975)	265,488
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(20,390)	(24,502)	(2,621,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	20,622	24,408	207,985
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	20,622	24,408	2,715,757

NET INCREASE (DECREASE) IN CASH	232	(94)	(950)

Cash, beginning of period	314	425	1,496

Cash, end of period	$546	$331	$546

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$-	$529,559

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
December 31, 2012
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Fair Value of Financial Instruments and Concentration of Risk

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1:  classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.
Level 2:  classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.
Level 3:  classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and loans payable to related parties, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.

Going Concern

As shown in the financial statements, the Company incurred a net loss of $20,969 for the period ended December 31, 2012 and has an accumulated deficit of $7,666,640, no revenues, and limited cash resources as at December 31, 2012.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of December 31, 2012 and June 30, 2012, the Company has no preferred shares issued and outstanding.

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1. These financial statements have been restated retroactively to reflect this share consolidation.

There were no stock options, warrants or other potentially dilutive securities outstanding as at December 31, 2012, June 30, 2012 and December 31, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at December 31, 2012 includes $546 of cash in Canada. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred administrative fees and reimbursement of expenses to its Chief Executive Officer in the amount of $6,000 during the 6 months ended December 31, 2012 (6 months ended December 31, 2011 - $9,000).

During the three month period ending December 31, 2012, an officer advanced loans in the amount of $10,380 (3 months ended December 31, 2011 - $12,590) to retire current and outstanding debts incurred and for the six months ended December 31, 2012 said loans amounted to $20,623 (6 months ended December 31, 2011 - $24,407).

The Company’s loans payable to one of its Directors as at December 31, 2012 amounted to $80,252 ($59,629 at June 30, 2012 and $38,494 at December 30, 2011). These loans are unsecured, have no stated terms of repayment and are non-interest bearing.

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

At December 31, 2012, the Company had funds on hand of $546.

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

 Results of Operations

In the six months ended December 31, 2012, the Company incurred a loss of $20,969 vs. a loss of $22,527 for the six months ended December 31, 2011. Consulting and professional fees for the six months ended December 31, 2012 were $12,685 vs. $17,032 for the six months ended December 31, 2011.

General and administrative costs increased to $8,284 in the six month period ending December 31, 2012 vs. $5,495 in the six month period ending December 31, 2011 as a result of additional costs incurred in the current year related to implementation of XBRL procedures.

Company operations are limited at the present time to seeking out and acquiring a desirable resource project that will be beneficial to shareholders. Expenses during the six months ending December 31, 2012 amounted in total to $20,969 vs. $22,527 in the six month period ending December 31, 2011 as the Company continued its pursuit of a new project.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2012 there were 6,503,295 shares outstanding. There were no shares issued in the six month period ending December 31, 2012.The Company at December 31, 2012 had current trade accounts payable of $23,006 compared to $20,970 at June 30, 2012 and $28,736 at December 30, 2011. Loans owing to a related party at December 31, 2012 amounted to $80,252 vs. $59,629 at June 30, 2012 and $38,494 at December 31, 2011. There are no terms of repayment, no interest rate and are unsecured.

Cash on hand at December 31, 2012 amounted to $546. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at December 31, 2012 with funds on hand of $546 vs. $314 at June 30, 2012 and $331 at December 31, 2011.

During the six months ending December 31, 2012, the Company has pursued opportunities in the energy sector but to date negotiations have not advanced to the point of a Definitive Agreement. The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at December 31, 2012 of $23,006 compared to $28,736 at December 31, 2011 and $20,970 at June 30, 2012.

Amounts due to related parties at December 31, 2012 amounted to $80,252 compared to $38,494 at December 31, 2011, and $59,629 at June 30, 2012. These current loans are due to a director of the Company for cash advances to the company to retire current debt and sustain its operations. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ending December 31, 2012.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012. The material weakness identified is the lack of segregation of duties due to limited staff.

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

APOLO GOLD & ENERGY, INC.

Dated:  February 14, 2013

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary