Form 10-K
period 2013-06-30
APOLO GOLD & ENERGY INC.
filed 2013-09-24
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 000-27791

Apolo Gold & Energy Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#210-905 West Pender Street
Vancouver, British Columbia, Canada	V6C 1L6
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates 3,664,974 shares) based on the average bid and asked price as of December 31, 2012 being $ 0.09 per share: $ 329,848.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,295 shares of Common Stock as of August 30, 2013.

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

ii

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

6.   There are currently 6,503,295 common shares outstanding at August 30, 2013 out of a total authorized capital of 300,000,000 shares. This is the result of a shareholder resolution passed on October 29, 2010 whereby the shares outstanding were consolidated on a 20:1 basis and the authorized capital was increased to 300,000,000 shares. In addition to this, 1,620,589 shares were issued in settlement of debt and there was a rounding out of 20 shares, thus increasing shares issued to 6,503,295. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7.   There are no dividends anticipated by the Company.

Company's Office

The Company's office is at #210-905 West Pender Street,  Vancouver, BC, Canada V6C 1L6. Its telephone number is 604-970-0901.

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

Quarter Ended	High Bid	Low Bid

Sept 30, 2012	$0.22	$0.05
Dec 31, 2012	$0.22	$0.08
March 31, 2013	$0.12	$0.06
June 30, 2013	$0.08	$0.06

The common shares were consolidated 20:1 as a result of shareholder approval on October 29, 2010. The consolidation was effective November 29, 2010. Quotations for September 30, 2010 are based on pricing prior to consolidation of shares.

As of August 30, 2013, there were 58 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

Results of Operations - Period July 01, 2012 to June 30, 2013

REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2013 and June 30, 2012, the Company had no exploration costs.  Total expenses for the year amounted to $30,620 compared to $35,912 in the year ending June 30, 2012. Consulting and professional fees amounted to $16,021 compared to $25,071 in the year ending June 30, 2012.

General and administrative expenses for the year amounted to $14,599 compared to $10,841 in the year ending June 30, 2012.

There were no additional or extraordinary expenses incurred in the current year ending June 30, 2013 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders.  The end result  is that expenses for the year were reduced to $30,620 compared to $35,912  in the year ending June 30, 2012.

There was no stock compensation charges in either 2013 or 2012.

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

Cash on hand at June 30, 2013 was $417 compared to $314 in 2012 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company.

At August 30, 2013, the Company had 6,503,295 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

During the year, the Company arranged for loans from a director in the amount of $26,770 ($45,542 for 2012) and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities.

Accounts payable at June 30, 2013 amounted to $24,922 compared to $20,969 at June 30, 2012.  The accounts payable at June 30, 2013 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties of $86,399 at June 30, 2013 vs. $59,629 at June 30, 2012 are due to a current officer and director of the Company regarding advances to the company. Amounts due to related party include consulting fees payable of $6,000 for services rendered during the fiscal year and loans advanced of $20,770. There is no terms for repayment and no interest is payable.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2013.  While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2013, Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2013. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

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
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Apolo Gold & Energy Inc.

I have audited the accompanying balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended June 30, 2013 and 2012, and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2013.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and for the period from April 16, 2002 (date of inception of the exploration stage) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                                                                                                 “I Vellmer Inc.”
September 20, 2013                                                                                                              Chartered Accountant

 APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
ASSETS	2013	2012
CURRENT ASSETS
Cash	$417	$314

TOTAL ASSETS	$417	$314

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,922	$20,969
Loans payable, related parties (Note 3)	86,399	59,629
TOTAL LIABILITIES	111,321	80,598

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Common stock, 300,000,000 shares authorized, $0.001
par value; 6,503,295 and 6,503,295 shares
issued and outstanding, respectively (Note 5)	6,503	6,503
Additional paid-in capital	7,558,884	7,558,884
Accumulated deficit prior to exploration stage	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,813,439)	(5,782,819)

TOTAL STOCKHOLDERS' DEFICIT	(110,904)	(80,284)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$417	$314

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			April 16, 2002
			(Inception of
	Year Ended	Year Ended	Exploration Stage)
	June 30,	June 30,	Through
	2013	2012	June 30, 2013

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	16,021	25,071	1,910,064
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	14,599	10,841	1,039,222
TOTAL EXPENSES	30,620	35,912	5,779,874

LOSS FROM OPERATIONS	(30,620)	(35,912)	(5,779,874)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(30,620)	(35,912)	(5,813,439)

INCOME TAXES	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(30,620)	$(35,912)	$(5,813,439)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	6,503,295	6,503,295

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
	Year Ended		Exploration Stage)
	June 30,		Through
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,620)	$(35,912)	$(5,813,439)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer's wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts payable	3,953	(9,741)	267,404
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(26,667)	(45,653)	(2,627,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party loans	26,770	45,542	214,133
Proceeds from borrowings	-	-	84,937
Proceed from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	-	2,397,835
Net cash provided by financing activities	26,770	45,542	2,721,905

NET INCREASE (DECREASE) IN CASH	103	(111)	(1,079)

Cash, beginning of year	314	425	1,496

Cash, end of year	$417	$314	$417

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt (Note 5)	$-	$-	$529,559

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Deficit Prior to	Accumulated Deficit During	Accumulated Other	Total Stockholders'
	Number		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance, June 30, 2001	932,729	$933	$1,283,003	$-	$(1,634,303)	$-	$-	$(350,367)

Issuance of common stock for services at an average of $0.05 per share	115,000	115	114,885	-	-	-	-	115,000

Cancellation of stock used as payment for debt	(150,000)	(150)	(34,850)	-	-	-	-	(35,000)

Options exercised as payment for services at $1.00 per share	35,000	35	34,965	-	-	-	-	35,000

Issuance of common stock for debt retirement at $3.00 per share	221,064	221	662,972	-	-	-	-	663,193

Issuance of stock for mining rights	150,000	150	329,850	-	-	-	-	330,000

Options exercised at $1.40 per common share	100,000	100	139,900	(70,000)	-	-	-	70,000

Options exercised as payment for services at $2.20 per common share	1,000	1	2,199	-	-	-	-	2,200

Net loss for the year ended June 30, 2002	-	-	-	-	(228,549)	(575,370)	-	(803,919)
Balance, June 30, 2002	1,404,793	1,405	2,532,924	(70,000)	(1,862,852)	(575,370)	-	26,107

Options exercised as payment for services at $1.80 per common share	25,000	25	44,975	-	-	-	-	45,000

Subscriptions received	-	-	-	70,000	-	-	-	70,000

Options exercised as payment for services at $1.00 per common share	65,000	65	68,935	-	-	-	-	69,000

Options exercised for cash of $150,000 and services at $1.20 per common share	170,000	170	204,830	-	-	-	-	205,000

Options exercised as payment of legal services at $0.80 per common share	1,950	2	1,558	-	-	-	-	1,560
Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Deficit Prior to	Accumulated Deficit During	Accumulated Other	Total Stockholders'
	Number		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)

Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667

Issuance of stock for services at $1.60 per share	30,000	30	47,970	-	-	-	-	48,000

Issuance of stock for debt at $1.20 per common share	117,431	117	140,799	-	-	-	-	140,916

Options exercised for cash at$0.90 per common share	55,556	56	49,944	-	-	-	-	50,000

Options exercised at $1.00 per share for subscription receivable	25,000	25	24,975	(25,000)	-	-	-	-

Options exercised as payment for services at $1.00 per share	20,000	20	19,980	-	-	-	-	20,000

Net loss for the year ended June 30, 2003	-	-	-	-	-	(730,997)	-	(730,997)

Foreign currency translation gain	-	-	-	-	-	-	682	682
Balance, June 30, 2003	1,914,729	1,915	3,136,890	(25,000)	(1,862,852)	(1,306,367)	682	(54,732)

Options exercised as payment for services at $1.00 per common share	26,250	26	27,374	-	-	-	-	27,400

Stock subscription paid	-	-	-	25,000	-	-	-	25,000

Options exercised at $1.20 per share	556,250	556	706,944	-	-	-	-	707,500

Issuance of stock for services at $4.00 per share	1,250	1	4,999	-	-	-	-	5,000

Issuance of stock for property acquisition at $3.20 per share	50,000	50	159,950	-	-	-	-	160,000

Stock issued for cash at $6.00 per share	50,000	50	299,950	-	-	-	-	300,000

Net loss for the year ended June 30, 2004	-	-	-	-	-	(788,700)	-	(788,700)

Foreign currency translation gain (loss)	-	-	-	-	-	-	(682)	(682)
Balance, June 30, 2004	2,598,479	2,598	4,336,107	-	(1,862,852)	(2,095,067)	-	380,786

Options exercised at an average of $2.20 per share	42,950	43	90,948	-	-	-	-	90,991

Issuance of stock for debt at $1.40 per share	54,404	54	80,279	-	-	-	-	80,333

Issuance of stock for property acquisition at $1.80 per share	75,000	75	134,925	-	-	-	-	135,000

Issuance of stock for services at $1.80 per share	7,500	8	13,492	-	-	-	-	13,500

Issuance of stock for services at $4.00 per share	2,500	3	9,997	-	-	-	-	10,000

Options exercised as payment for services at $1.60 per share	85,494	85	135,205	-	-	-	-	135,290

Net loss for the year ended June 30, 2005	-	-	-	-	-	(1,018,390)	-	(1,018,390)
Balance, June 30, 2005	2,866,328	$2,866	$4,800,953	$-	$(1,862,852)	$(3,113,457)	$-	$(172,490)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Deficit Prior to	Accumulated Deficit During	Accumulated Other	Total Stockholders'
	Number		Paid-in	Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2005	2,866,328	$2,866	$4,800,953	$(1,862,852)	$(3,113,457)	$-	$(172,490)

Issuance of stock for services at $1.20 per share	90,250	90	118,410	-	-	-	118,500

Issuance of stock for property acquisition at $3.20 per share	55,000	55	65,945	-	-	-	66,000

Options exercised for cash at $1.40 per common share	50,000	50	69,950	-	-	-	70,000

Options exercised as payment for services from $1.40 to $2.00 per common share	65,000	65	113,935	-	-	-	114,000

Stock issued for cash at $2.00 per share	280,000	280	559,720	-	-	-	560,000

Issuance of stock for debt from $1.20 to $2.00 per share	186,306	186	285,439	-	-	-	285,625

Stock issued for cash from $1.80 to $2.10 per share	118,219	118	229,226	-	-	-	229,344

Stock options granted	-	-	381,340	-	-	-	381,340

Net loss for the year ended June 30, 2006	-	-	-	-	(1,404,004)	-	(1,404,004)

Balance, June 30, 2006	3,711,103	3,711	6,624,918	(1,862,852)	(4,517,461)	-	248,315

Issuance of stock for services at $2.00 per share	4,500	5	8,995	-	-	-	9,000

Issuance of stock for debt at $1.20 per share	36,250	36	43,464	-	-	-	43,500

Issuance of stock for services from $1.60 to $1.80 per common share	105,000	105	172,395	-	-	-	172,500

Common shares cancelled at $1.80 per share	(27,500)	(28)	(49,472)	-	-	-	(49,500)

Issuance of stock for cash at $1.20 per share	83,333	83	99,917	-	-	-	100,000

Net loss for the year ended June 30, 2007	-	-	-	-	(872,325)	-	(872,325)

Balance, June 30, 2007	3,912,686	3,913	6,900,217	(1,862,852)	(5,389,787)	-	(348,511)

Issuance of stock for debt at $0.97 per share	110,000	110	106,590	-	-	-	106,700

Net loss for the year ended June 30, 2008	-	-	-	-	(202,215)	-	(202,215)

Balance, June 30, 2008	4,022,686	4,023	7,006,807	(1,862,852)	(5,592,002)	-	(444,026)

Issuance of stock for debt at $0.50 per share	735,000	735	366,765	-	-	-	367,500

Isuance of stock for services at $0.20 per share	125,000	125	24,875	-	-	-	25,000

Net loss for year ended June 30, 2009	-	-	-	-	(62,285)	-	(62,285)

Balance, June 30, 2009	4,882,686	4,883	7,398,447	(1,862,852)	(5,654,288)	-	(113,811)

Net loss for the year ended June 30, 2010	-	-	-	-	(32,677)	-	(32,677)

Balance, June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,964)	$-	$(146,488)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated Deficit Prior	Accumulated Deficit During	Accumulated Other	Total Stockholders'
	Number		Paid-in	to Exploration	Exploration	Comprehensive	Equity
	of Shares	Amount	Capital	Stage	Stage	Income	(Deficit)

Balance Forward - June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,963)	$-	$(146,486)

Rounding on stock consolidation	20	-	-	-	-	-	-

Issuance of stock for debt at $0.10 per share	1,620,589	1,620	160,437	-	-	-	162,057

Net loss and comprehensive loss for the year ended June 30, 2011	-	-	-	-	(59,944)	-	(59,944)

Balance, June 30, 2011	6,503,295	6,503	7,558,884	(1,862,852)	(5,746,907)	-	(44,373)

Net loss and comprehensive loss for the year ended June 30, 2012	-	-	-	-	(35,912)	-	(35,912)

Balance, June 30, 2012	6,503,295	6,503	7,558,884	(1,862,852)	(5,782,819)	-	(80,284)

Net loss and comprehensive loss for the year ended June 30, 2013	-	-	-	-	(30,620)	-	(30,620)

Balance, June 30, 2013	6,503,295	$6,503	$7,558,884	$(1,862,852)	$(5,813,439)	$-	$(110,904)

The accompanying notes are an integral part of these financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc., formerly known as Apolo Gold Inc., (hereinafter "the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.  The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada.  In 1997, the Company formed a subsidiary corporation, Compania Minera Apologold C.A., in Venezuela, which was originally used to acquire a Venezuelan mining property.  The subsidiary has had no financial transactions since 2001 and is no longer active.

On April 16, 2002, the Company signed an agreement to enter into a joint venture to explore a  mineral property (the “Napal Gold Property”) in Indonesia. Upon signing this agreement, the Company entered a new exploration stage and commenced exploration of the Napal Gold Property, which was not yet under production.   In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia.  As at June 30, 2013 and 2012 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and other energy related investments.

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

Cash and Cash Equivalents
The Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.  As at June 30, 2013 and 2012, the Company does not have any cash equivalents.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

Comprehensive Income
In accordance with FASB ASC Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2013 and 2012 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2013 and 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

Exit or Disposal Activities
The Company has adopted FASB ASC Topic 420 Exit or Disposal Cost Obligations, which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, as well as addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  There have been no exit or disposal activities during the years ended June 30, 2013 and 2012.

Exploration Stage
The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia.   As at June 30, 2013 and 2012 the Company does not have any mineral property interests.  The Company is presently investigating new mineral property exploration and development investments.

Fair Value of Financial Instruments
A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1:  classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.  As at June 30, 2013 and 2012 the Company has classified cash as being a Level 1 fair value financial instrument.
Level 2:  classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.  As at June 30, 2013 and 2012 the Company did not have any Level 2 fair value financial instruments.
Level 3:  classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.  As at June 30, 2013 and 2012 the Company classified its loans payable, related parties as being a Level 3 fair value financial instrument.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

Going Concern
As shown in the financial statements, the Company incurred a net loss of $30,620 for the year ended June 30, 2013 (2012 - $35,912) and has an accumulated deficit of $7,676,291 (2012 - $7,645,671), no revenues, and limited cash resources as at June 30, 2013 and 2012.

These factors raise substantial doubt that the Company may be able to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company’s management is actively seeking additional capital and management believes that new properties can ultimately be developed to enable the Company to continue its operations.  However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impaired Asset Policy
The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. As of June 30, 2013 and 2012 no impairment was considered necessary.  During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

At June 30, 2013, the Company had net deferred tax assets calculated at an expected rate of 25.00% (2012 – 25.80%) of approximately $1,921,000 (2012 - $1,975,000) principally arising from approximate net operating loss carry forward for income tax purposes, which expire in the years 2017 through 2033.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.  The significant components of the deferred tax asset at June 30, 2013 and June 30, 2012 were as follows:

	June 30, 2013	June 30, 2012

Net operating loss carry forward	$7,685,000	$7,654,000

Deferred tax asset	$1,921,000	$1,975,000
Deferred tax asset valuation allowance	(1,921,000)	(1,975,000)
Net deferred tax asset	$-	$-

The change in the allowance account from June 30, 2012 to June 30, 2013 was approximately $54,000 (2012 - $121,000)..

	June 30, 2013	June 30, 2012
Statutory rate	25.00%	25.80%

Income taxes recovered at the effective tax rate	$7,500	$9,000

Temporary timing differences:	-	-
Permanent timing differences:	-	-
Change in tax rate:	(61,500)	(130,000)
Change in valuation allowance:	54,000	121,000
Income tax recovery (expense) recognized in year	$-	$-

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

Reclamation Costs
Reclamation costs that related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.  The Company has determined that it does not have any reclamation costs as at June 30, 2013 and 2012.

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

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS

As at June 30, 2013, the loans payable to related parties of $86,399 (2012 - $59,629) are due to a director of the Company.  During the year ended June 30, 2013, the director advanced loans in the amount of $26,770 (2012 - $45,542),    These loans are non-interest bearing, unsecured and have no stated terms of repayment.

In the fiscal 2013 year, consulting fees of $6,000 to an officer were recognized in operations for services rendered (2012- $15,000 to an officer).

NOTE 4 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001.  The preferred shares will have rights and preferences set from time to time by the Board of Directors.  As of June 30, 2013 and 2012, the Company has no preferred shares issued and outstanding.

NOTE 5 – COMMON STOCK

The common shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2013 and June 30, 2012.

The Company’s policy is to record stock at its fair market value on the date of issuance.

NOTE 6– COMMITMENTS AND CONTINGENCIES

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

Foreign Operations
The Company’s balance sheet at June 30, 2013 includes $417 of cash in Canada (2012 - $314).  Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013. The material weakness identified is the lack of segregation of duties due to limited staff.

This change in financial reporting was the result of the former Chairman and CEO, who resigned because of illness during the fiscal year of 2011. The duties of Chairman and CEO were assumed by the CFO who continued with his duties as CFO in addition to new duties as Chairman and. This change created a lack of segregation of duties.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a)  Directors and Executive Officers

NAME	AGE	POSITION	1ST YEAR WITH COMPANY

Robert G. Dinning	74	Director, President, Chief Executie Officer, Chief Financial Officer, Secretary	2000
David Yu	57	Director	2006

Business Experience

Robert G. Dinning C.A.

Mr. Dinning is a Chartered Accountant, and a life time member of the Alberta Institute of Chartered Accountants. Mr. Dinning has a Business and Management Consulting Business  focused primarily in the natural resource industry. Mr. Dinning has been active as a Director and Officer and consultant in various public companies over the past 40 years. Currently Mr. Dinning is also a director and officer of, Paramount Gold & Silver Corp., Meadow Bay Gold Corp,  Sonora Gold & Silver Corp, Simba Energy Inc and Metron Capital Corp.

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

Mr. Yu became a director in March 2006.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended June 30, 2013 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Apolo Gold & Energy Inc., #210 – 905 West Pender Street, Vancouver  BC, Canada V6C 1L6.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2013 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2013, and 2012, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

	Summary Compensation Table

				Long Term Compensation

	Annual Compensation			Awards	Payouts

Name and Principle Position	Other Annual Year	Securities Salary($)	Compensation ($)	Underlying Options (#)	All Other Compensation ($)

Robert Dinning CEO and CFO	2013	6,000		Nil
Robert Dinning CEO and CFO	2012	15,000		Nil

Option Grants in Last Fiscal Year and June 30, 2012 was - Nil

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2013.  All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives.  Currently our Board does not have a compensation committee.  Our officers are members of our Board of Directors and are able to vote on matters of compensation.    We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time.  In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.  During the year ended June 30, 2013 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities.  Base salaries may be established as necessary.   During the year ended June 30, 2013 none of our Named Executive Officers received a salary increase.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the  6,503,295 shares of common stock outstanding as of August 30, 2013 and of Management assuming the exercise of outstanding options held by management.

Title of	Name and Address (1)		Amount and Nature	% of
Class	Beneficial Owner	Position	of Beneficial Owner	Class

Common	Robert Dinning	Director, CEO, CFO	1,156,175	17.8%
	David Yu	Director	615,126	9.5%
	Peter Bojtos	Former CEO	801,752	12.3%
	All officers and Directors as a Group (2 persons)		1,771,301	27.2%

(1)	The Address of the executive officers and directors is that of the Company: #210 – 905 West Pender Street, Vancouver, B.C. Canada V6C 1L6

Item 13. Certain Relationships and Related Transactions:  None

Item 14. Principal Accountant Fees And Services

I.Vellmer Inc. Chartered Accountant, is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2013. I. Vellmer Inc has also performed the audit for the fiscal years’ June 30, 2012 and June 30, 2011 and have been paid all fees outstanding to date.

Audit Fees

I.Vellmer Inc was paid aggregate fees of approximately $ 10,021 for 2013 and $10,071 for June 30, 2012 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

I. Vellmer Inc was not paid any additional fees for the fiscal years ended June 30, 2013 and 2012 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

I. Vellmer Inc was not paid any aggregate fees for the fiscal years ended June 30, 2013 and 2012 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

I.Vellmer Inc was paid no other fees for professional services during the fiscal years ended June 30, 2013 and 2012.

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

Date: September 24, 2013
/s/ Robert Dinning
Robert Dinning, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Dinning
Robert G. Dinning	Chairman, President, CEO, CFO, Director	September 24, 2013

/s/ David Yu
David Yu	Director
September 24, 2013