Form 10-Q
period 2013-09-30
APOLO GOLD & ENERGY INC.
filed 2013-11-13
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of Sept 30, 2013, the Registrant had 8,378,295 Shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010, and the issuance of 1,875,000 common shares in the period ending September 30, 2013.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	Sept 30,	June 30,
ASSETS	2013	2013
CURRENT ASSETS
Cash	$33,715	$417
TOTAL ASSETS	$33,715	$417

LIABILITIES AND STOCKHOLDER’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payableand accrued expenses	$6,957	$24,922
Loans payable, related parties (note 6)	-	86,399
Total Current Liabilities	6,957	111,321
COMMITMENTS AND CONTINGENCIES (note 5)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 300,000,000 shares authorized, $0.001
par value; 8,378,295 and 6,503,295 shares
issued and outstanding, respectively (note 4)	8,378	6,503
Additional paid-in capital	7,707,009	7,558,884
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,825,777)	(5,813,439)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	26,758	(110,904)

TOTAL LIABILITES AND STOCKHOLDERS EQUITY (DEFICIT)	$33,715	$417

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Period from April 16, 2002 (Inception of Exploration Stage Through September 30, 2013)
REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	6,500	9,783	1,916,564
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	5,838	6,113	1,045,060
TOTAL EXPENSES	12,338	15,896	5,792,212

LOSS FROM OPERATIONS	(12,338)	(15,896)	(5,792,212)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(12,338)	(15,896)	(5,825,777)
INCOME TAXES	-	-	-
NET LOSS	$(12,338)	$(15,896)	$(5,825,777)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,605,197	6,503,265

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Period from April 16,2002 (Inception of Exploration Stage Through September 30, 2013)

CASH FLOWS USED FOR OPERATING ACTIVITES:
Net Loss	$(12,338)	$(15,896)	$(5,825,777)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipments	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages and services	-	-	252,700
Stock issued for professional services	-	-	272,060
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Prepaid expenses	-	(2,212)	-
Accounts payable	(17,965)	7,831	249,439
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	-	-	387,663
Net cash (used) by operating activities	(30,303)	(10,277)	(2,658,113)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	(86,399)	10,243	127,734
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	150,000	-	2,547,835
Net cash provided by financing activities	63,601	10,243	2,785,506

NET INCREASE (DECREASE) IN CASH	33,298	(34)	33,219

Cash, beginning of period	417	314	1,496
Cash, end of period	$33,715	$280	$33,715

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued on settlement of debt	$-	$-	$529,559

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(An Exploration Stage Company)
September 30, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for the year ended June 30, 2013.

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

Going Concern
As shown in the financial statements, the Company incurred a net loss of $12,338 for the three month period ended September 30, 2013 and has an accumulated deficit of $7,688,629, no revenues, and limited cash resources as at September 30, 2013.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of September 30, 2013 and June 30, 2013, the Company has no preferred shares issued and outstanding.

NOTE 4 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1. These financial statements have been restated retroactively to reflect this share consolidation.

There were 1,875,000 shares of common stock issued for a cash consideration of $0.08 per share for total proceeds of $150,000 during the three month period ending September 30, 2013.   The shares were issued to a director of the Company.

There were no stock options, warrants or other potentially dilutive securities outstanding as at September 30, 2013, June 30, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet at September 30, 2013 includes $33,715 of cash in Canada. Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

NOTE 6– RELATED PARTY TRANSACTIONS

The Company incurred various expenses during the period and reimbursement of these expenses to its Chief Executive Officer amounted to $3,601 during the three months ended September 30, 2013 (three months ended September 30, 2012 - $10,243).

Loans outstanding in the amount of $90,000 to its Chief Executive Officer were retired during the three months ended September 30, 2013 (three months ended September 30, 2012 - $nil).

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

During the period ending September 30, 2013, the Company completed the sale of 1,875,000 common shares to a director of the Company for  cash in the amount of $0.08 per share for a total consideration of $150,000.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At September 30, 2013, the Company had funds on hand of $33,715.

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

 Results of Operations

In the three months ended September 30, 2013, the Company incurred a loss of $12,338 vs. a loss of $15,896 for the three months ended September 30, 2012. Consulting and professional fees for the three months ended September 30, 2013 were $6,500 vs. $9,783 for the three months ended September 30, 2012.

General and administrative costs decreased to $5,838 in the three month period ending September 30, 2013 vs. $6,113 in the three month period ending September 30, 2012 as a result of a reduction in  costs incurred  related to implementation of XBRL procedures as well as additional filing fee related to filing of the 10Q’s and 10K.

Company operations are limited at the present time to seeking out and acquiring a desirable resource project that will be beneficial to shareholders. Expenses during the three month ending September 30, 2013 amounted in total to $12,338 vs. $15,896 in the three month period ending September 30, 2012 as the Company continued its pursuit of a new project.

The Company recognizes that it will require additional capital in order to continue its search for a mineral property or other projects that will be beneficial to the shareholders of the company. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2013 there were 8,378,295 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000 in the period ending September 30, 2013.The Company at September 30, 2013 had current trade accounts payable of $6,957 compared to $24,922 at June 30, 2013 and $28,800 at September 30, 2012. There are no loans owing to a related party at September 30, 2013, compared to $86,399 owing at June 30, 2013 and $69,872 at September 30, 2012.

Cash on hand at September 30, 2013 amounted to $33,715. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at September 30, 2013 with funds on hand of $33,715 vs. $417 at June 30, 2013 and $280 at September 30, 2012.

During the three months ending September 30, 2013, the Company continues to pursue opportunities in the energy sector but the Capital markets make it difficult.  The Company continues to pursue opportunities and is in active negotiations at the present time.

The Company has current accounts payable at September 30, 2013 of $6,957 compared to $24,922 at June 30, 2013 and $28,800 at September 30, 2012.

Amounts due to related parties at September 30, 2013 were nil compared to $69,872 at September 30, 2012, and $86,399 at June 30, 2013. While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ending September 30, 2013.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013. The material weakness identified is the lack of segregation of duties due to limited staff.

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

APOLO GOLD & ENERGY, INC.

Dated:  November  13, 2013

/s/ Robert G. Dinning
Robert G. Dinning, CEO, CFO and Secretary