Form 10-Q
period 2013-12-31
APOLO GOLD & ENERGY INC.
filed 2014-02-14
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-27791

Apolo Gold & Energy Inc.
(Exact name of registrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9th floor, Kam Chung Commercial Bldg,19-21 Hennessy Road, Wanchai, Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 3111 7718
(Registrant’s telephone number including area code)

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

As of December 31, 2013, the Registrant had 27,678,295 shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010, and the issuance of 1,875,000 common shares in the period ending September 30, 2013 and 19,300,000 common shares issued in the three month period ended December 31, 2013.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

Part I. Financial Information

Item 1. Financial Statements

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2013	June 30, 2013

ASSETS
CURRENT ASSETS
Amount due from related party	$214	$-
Cash	793,156	417
Total Current Assets	793,370	417

NON-CURRENT ASSETS
MINERAL PROPERTY INTERESTS (note 4)	1,200,366	-
INVESTMENTS (note 5)	4,000,806	-
Total Non-Current Assets	5,201,172

TOTAL ASSETS	$5,994,542	$417

LIABILITIES & STOCKHOLDER’ DEFICIT
CURRENT LIABILITIES
Accounts payable & accrued expenses	$778,950	$24,922
Loans payable, related parties (note 8)	-	86,399
Amount due to director	30,001	-
Total Current Liabilities	808,951	111,321
COMMITMENTS & CONTINGENCIES (note 7)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, 200,000,000 shares authorized, $0.001 par value; 27,678,295 and 6,503,295 shares issued and outstanding, respectively (note 6)	18,678	6,503
Additional paid-in capital	12,935,709	7,558,884
Deferred compensation	(33,083)	-
Comprehensive income	5,564	-
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,878,425)	(5,813,439)
TOTAL STOCKHOLDERS’ DEFICIT	5,185,591	(110,904)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$5,994,542	$417

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					April 16, 2002
					(Inception of
					Exploration Stage
	Three Months Ended		Six Months Ended		Through)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	38,556	2,902	48,339	12,685	1,958,403
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General & administrative expenses	11,176	2,171	17,289	8,284	1,056,511
TOTAL EXPENSES	49,732	5,073	65,628	20,969	5,845,502

LOSS FROM OPERATIONS	(49,732)	(5,073)	(65,628)	(20,969)	(5,845,502)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)
NET LOSS	$(49,732)	$(5,073)	$(65,628)	$(20,969)	$(5,879,067)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC & DILUTED	9,298,884	6,503,295	7,896,087	6,503,295

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			April 16,2002
			(Inception of
			Exploration Stage
	Six Months Ended	Six Months Ended	Through)
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(65,628)	$(20,969)	$(5,879,068)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipments	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	5,917	-	277,977
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Prepaid expenses	-	(1,458)	-
Accounts payable	(18,875)	2,037	248,529
Accrued expenses	-	-	(5,807)
Accrued payables, related parties	(29,741)	-	357,922
Net cash (used) by operating activities	(108,327)	(20,390)	(2,736,137)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Jiangxi Everenergy New Material Co, Ltd.	(227,903)	-	(227,903)
Purchase of fixed assets	-	-	(95,174)
	(227,903)	-	(323,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	(26,871)	20,622	187,262
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	1,150,000	-	3,547,835
Net cash provided by financing activities	1,123,129	20,622	3,845,034

Effect of exchange rate changes on cash	5,840	-	5,840

NET INCREASE (DECREASE) IN CASH	792,739	232	791,660

Cash, beginning of period	417	314	1,496
Cash, end of period	$793,156	$546	$793,156

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued for mineral property interests	$1,200,000	$-	$1,200,000
Common stock issued for investments	$3,000,000	$-	$3,000,000
Common stock issued on settlement of debt	$-	$-	$529,559

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

December 31, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements June 30, 2013.

Consolidation

The financial statements include the accounts of Apolo Gold & Energy Asia Limited, a 100% owned subsidiary of the Company.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $ 65,628 for the period ended December 31, 2013 and has an accumulated deficit of $7,741,277, no revenues, and limited cash resources as at December 31, 2013.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of December 31, 2013 and June 30, 2013, the Company has no preferred shares issued and outstanding.

NOTE 4 – MINERAL PROPERTY INTERESTS

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province.

The Company issued 6-million shares for the following claims:

a)	Gold Mine Reconnaissance in the West of Daqing Gerry River, Qinghe County, comprising of 7.91 sq km, the claims are valid until March 27, 2014.

b)	Gold Mine Detailed Survey in the Northwest of Sensha Water Mountain, Heshuo, comprising of 15.8 sq km, the claims are valid until July 3, 2015.

c)	Keler Nebrack Gold Mine Detailed Survey in Habar County, comprising of 10.28 sq km, the claims are valid until February 20, 2015.

The claims are automatically extended for twelve months upon payment of US$10,000 per claim.

NOTE 5 – INVESTMENTS

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”) The Company issued 8-million restricted common shares at a deemed price of $0.375 per share, plus $1-million in cash.

Everenergy produces and sells high-quality lithium batteries, cathode materials and relevant precursor materials.

The acquisition of shares in Everenergy is for investment purposes. Apolo from time to time may dispose of, or acquire, additional shares of Everenergy.

NOTE 6 – COMMON STOCK

At a shareholder meeting held October 29, 2010, shareholders authorized an increase in authorized capital from 200,000,000 to 300,000,000 common shares with a par value of $0.001. In addition, shareholders also authorized a share consolidation of 20:1. These financial statements have been restated retroactively to reflect this share consolidation.

There were 1,875,000 shares of common stock issued for a cash consideration of $0.08 per share during the period ending September 30, 2013. The shares were issued to a director of the Company.

On December 1, 2013, the Company issued 100,000 common shares to a consultant pursuant to an administrative consulting services agreement dated November 16, 2013.

Also on December 1, 2013, the Company issued 200,000 common shares to a consultant pursuant to an additional administrative consulting services agreement dated November 16, 2013.

On December 6, 2013, the Company issued 5,000,000 common shares at a price of $0.20 per share for proceeds of $1 million.

On December 16, 2013, the Company issued 6,000,000 common shares for three mineral properties.

On December 23, 2013, the Company issued 8,000,000 common shares to acquire a 24% interest in Everenergy.

At December 31, 2013, there are 27,678,295 common shares issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as at December 31, 2013, June 30, 2013 and September 30, 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at December 31, 2013 includes $14,740 of cash in Canada and $ 778,416 in Hong Kong. Although Canada and Hong Kong (China) are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Commitments:

The Company entered in the following contracts during the period:

●	On the November 1, 2013, Company entered into an agreement with a company controlled by the Chief Financial Officer for management services for a fee of $1,250 per month for a period of one year. The contract allows for additional fees if more than ten hours per month is needed from the Chief Financial Officer.

●	On September 15, 2013, the Company entered into a consulting services agreement. Under the agreement, the services begin October 1, 2013 and end October 1, 2014. Fees payable under the agreement is HK$80,000 per month (approximately $10,000 per month).

●	On November 16, 2013, the Company entered into a consulting services agreement, for services to begin December 1, 2013 and end November 30, 2014. Fees payable under the consulting services agreement is $5,000 per month.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred various expenses during the period and reimbursement of these expenses to its Chief Executive Officer amounted to $33,684 during the six months ended December 31, 2013 (2012 - $20,623).

The Company incurred $2,500 (2012 – nil) to a company controlled by the Chief Financial Officer for management fees.

Loans outstanding in the amount of $90,000 to its Chief Executive Officer were retired during the six months ended December 31, 2013.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations General Overview

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

On September 12, 2013, the Company incorporated Apolo Gold & Energy Asia Limited.

During the period ending December 31, 2013, the Company completed the sale of 1,875,000 common shares to a director of the Company for cash in the amount of $0.08 per share for a total consideration of $150,000. The Company, also, completed the sale of 5,000,000 common shares for cash in the amount of $0.20 per share for proceeds of $1,000,000.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At December 31, 2013, the Company had a working capital deficiency of $15,581.

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

Results of Operations

In the six months ended December 31, 2013, the Company incurred a loss of $65,628 (2012 - $20,969). Consulting and professional fees for the six months ended December 31, 2013 were $48,339 (2012 - $12,685), as business operations increased with a change in management.

General and administrative costs were $17,289 in the six month period ended December 31, 2013 (2012 - $8,284) due to increased business activity.

The Company recognizes that it will require additional capital in order to continue to develop its mineral properties. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At December 31, 2013 there were 27,678,295 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000; 300,000 common shares for services; 5,000,000 common shares issued at $0.20 per share for proceeds of $1,000,000; 6,000,000 common shares for three mineral properties; and 8,000,000 common shares for a 24% interest in Everenergy, a lithium battery manufacturer, during the six month period ended December 31, 2013. The Company at December 31 2013 had current trade accounts payable of $778,950 compared to $24,922 at June 30, 2013 and $28,800 at September 30, 2012. The trade payables are largely attributed to Everenergy share acquisition. Related party amounts payable were $Nil at December 31, 2013 (June 30, 2013 - $86,399). During the six months ended December 31, 2013, a new director of the Company advanced $30,001 (2012 - nil) to the Company. The advance is expected to be repaid within three months.

Cash on hand at December 31, 2013 amounted to $793,156. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at December 31, 2013 with funds on hand of $793,156 (2013 - $417), a majority of which is due under the Everenergy acquisition.

The Company has current accounts payable at December 31, 2013 of $778,950 (2013 - $24,922).

Amounts due to related parties at December 31, 2013 were $Nil (2013 - $86,399). While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

During the six months ended December 31, 2013, a new director of the Company advanced $30,001 (2012 - nil) to the Company. The advance is expected to be repaid within three months.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

APOLO GOLD & ENERGY, INC.

Dated: February 14, 2014

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man, President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low, Chief Financial Officer

