Form 10-Q
period 2014-03-31
APOLO GOLD & ENERGY INC.
filed 2014-05-15
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of March 31, 2014, the Registrant had 27,778,295 shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010, and the issuance of 19,300,000 common shares in the period ending December 31, 2013 and 100,000 common shares issued in the three month period ended March 31, 2014.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

Part I. Financial Information

Item 1. Financial Statements

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	June 30, 2013

ASSETS
CURRENT ASSETS
Cash	3,813	417
Total Current Assets	3,813	417

NON-CURRENT ASSETS
MINERAL PROPERTY INTERESTS (note 4)	1,200,000	-
INVESTMENTS (note 5)	4,000,000	-
Total Non-Current Assets	5,200,000	-

TOTAL ASSETS	$5,203,813	$417

LIABILITIES & STOCKHOLDER’ DEFICIT
CURRENT LIABILITIES
Accounts payable & accrued expenses	$11,948	$24,922
Loans payable, related parties (note 8)	-	86,399
Amount due to director	61,617	-
Total Current Liabilities	73,565	111,321
COMMITMENTS & CONTINGENCIES (note 7)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, 300,000,000 shares authorized, $0.001 par value; 27,778,295 shares issued and outstanding (note 6)	18,723	6,503
Additional paid-in capital	12,980,664	7,558,884
Deferred compensation	(63,083)	-
Comprehensive income	20,713	-
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(5,963,917)	(5,813,439)
TOTAL STOCKHOLDERS’ DEFICIT	5,130,248	(110,904)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$5,203,813	$417

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					April 16, 2002
					(Inception of
					Exploration Stage
	Three Months Ended		Nine Months Ended		Through)
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting and professional fees	84,029	1,754	124,683	14,439	2,034,747
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General and administrative expenses	16,472	4,350	25,795	12,634	1,065,017
TOTAL EXPENSES	100,501	6,104	150,478	27,073	5,930,352

LOSS FROM OPERATIONS	(100,501)	(6,104)	(150,478)	(27,073)	(5,930,352)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)
NET LOSS	$(100,501)	$(6,104)	$(150,478)	$(27,073)	$(5,963,917)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC & DILUTED	27,778,295	6,503,295	15,218,806	6,503,295

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			April 16,2002
			(Inception of
			Exploration Stage
	Nine Months Ended	Nine Months Ended	Through)
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(150,478)	$(27,073)	$(5,963,917)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipments	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	20,917	-	247,977
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
Prepaid expenses	-	(714)	-
Accounts payable and accrued expenses	(12,974)	3,612	(524,280)
Accrued payables, related parties	(24,782)	-	357,922
Net cash (used) by operating activities	(167,317)	(24,175)	(3,617,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	(1,000,000)	-	(5,177,097)
Purchase of fixed assets	-	-	(95,174)
	(1,000,000)	-	(5,272,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	-	24,333	219,092
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	1,150,000	-	3,547,835
Net cash provided by financing activities	1,150,000	24,333	3,876,864

Effect of exchange rate changes on cash	20,713	-	5,015,713

NET INCREASE IN CASH	3,396	158	2,317

Cash, beginning of period	417	314	1,496
Cash, end of period	$3,813	$472	$3,813

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued for mineral property interests	$1,200,000	$-	$1,200,000
Common stock issued for investments	$3,000,000	$-	$3,000,000
Common stock issued on settlement of debt	$-	$-	$529,559

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

March 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

Level 2: classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly but do not represent quoted market prices from an active market.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $150,478 for the period ended March 31, 2014 and has an accumulated deficit of $7,826,769, no revenues, and limited cash resources as at March 31, 2014.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of March 31, 2014 and June 30, 2013, the Company has no preferred shares issued and outstanding.

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

NOTE 5 – INVESTMENTS

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”) The consideration was settled with the Company of 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% interest in Everenergy. The consideration will be settled with the issue of 11-million restricted common stock at a deemed price of $0.45 per share. As at the date of this report, the ownership for both acquisitions have not been completed. Consequently, the acquisitions are treated as investment and no consolidation of the financial statements were adopted.

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

On February 11, 2014, the Company issued 100,000 common shares to a consultant pursuant to an administrative consulting services agreement dated November 16, 2013.

At March 31, 2014, there are 27,778,295 common shares issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as at March 31, 2013, June 30, 2013 and September 30, 2012.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at March 31, 2014 includes $3,578 of cash in Canada and $235 in Hong Kong. Although Canada and Hong Kong (China) are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company incurred various expenses during the period and reimbursement of these expenses to its Chief Executive Officer amounted to $61,617 during the nine months ended March 31, 2014 (2013 - $Nil).

The Company incurred $7,038 (2013 – $Nil) to a company controlled by the Chief Financial Officer for management fees.

Loans outstanding in the amount of $Nil to its Chief Executive Officer were retired during the nine months ended March 31, 2014.

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

On September 12, 2013, the Company incorporated Apolo Gold & Energy Asia Limited.

During the period ending March 31, 2014, the Company completed the sale of 1,875,000 common shares to a director of the Company for cash in the amount of $0.08 per share for a total consideration of $150,000. The Company, also, completed the sale of 5,000,000 common shares for cash in the amount of $0.20 per share for proceeds of $1,000,000.

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province. The Company issued 1.2-million shares for the claims.

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company agreed to acquire an additional 29% interest in Everenergy. The consideration is to be settled with the issuance of 11-million restricted common stock at a deemed price of $0.45 per share. As at the date of this report, the 2nd acquisitions have not been completed.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At March 31, 2014, the Company had a working capital deficiency of $69,752.

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

Results of Operations

In the nine months ended March 31, 2014, the Company incurred a loss of $150,478 (2013 - $27,073). Consulting and professional fees for the nine months ended March 31, 2014 were $124,683 (2013 - $14,439), as business operations increased with a change in management.

General and administrative costs were $25,795 in the nine month period ended March 31, 2014 (2013 - $12,634) due to increased business activity.

The Company recognizes that it will require additional capital in order to continue to develop its mineral properties. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2014 there were 27,778,295 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000; 400,000 common shares for services; 5,000,000 common shares issued at $0.20 per share for proceeds of $1,000,000; 6,000,000 common shares for three mineral properties; and 8,000,000 common shares for a 24% interest in Everenergy, a lithium battery manufacturer, during the nine month period ended March 31, 2014. The Company at March 31 2014 had current trade accounts payable of $11,948 compared to $24,922 at June 30, 2013 and $24,581 at March 31, 2013. The trade payables are largely attributed to Everenergy share acquisition. Related party amounts payable were $Nil at March 31, 2014 (June 30, 2013 - $86,399). During the nine months ended March 31, 2014, a new director of the Company advanced $61,617 (2013 - nil) to the Company. The advance is expected to be repaid within three months.

On December 23, 2013, the Company agreed to issue 8-million restricted common shares at a deemed price of $0.375 per share and $1-million in cash for a 24% interest in Jiangxi Everenergy New Material Co., Ltd. On February 19 2014, the Company agreed to issue 11-million restricted common shares for an additional 29% interest in Everenergy. At the date of this report, the additional 29% acquisition has not been completed, it is expected that the transaction will be completed in the 4th quarter.

3

Cash on hand at March 31, 2014 amounted to $3,813. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at March 31, 2014 with funds on hand of $3,813 (2013 - $417).

The Company has current accounts payable at March 31, 2014 of $11,948 (2013 - $24,922).

Amounts due to related parties at March 31, 2014 were $Nil (2013 - $86,399). While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

During the nine months ended March 31, 2014, a new director of the Company advanced $61,617 (2013 - nil) to the Company. The advance is payable upon demand.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ended March 31, 2014.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014. The material weakness identified is the lack of segregation of duties due to limited staff.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD & ENERGY, INC.

Dated: May 15, 2014

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man,
President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low,
Chief Financial Officer

6