Form 10-K
period 2014-06-30
APOLO GOLD & ENERGY INC.
filed 2014-09-29
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO__________

Commission file number: 000-27791

Apolo Gold & Energy Inc.

(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

9th Floor, Kam Chung Commercial Building,
19-21 Hennessy Road, Wanchai, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 3111 7718

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

Yes [  ] No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.15 per share is $549,746.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,432,118 shares of Common Stock as of August 11, 2014.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

History

Apolo Gold & Energy Inc., (the Company) was incorporated in March 1997 under the laws of the State of Nevada as Apolo Gold Inc., for the purpose of financing and operating precious metals concessions. In May 2005, the Company amended its articles of incorporation to change the name of the Company to Apolo Gold & Energy Inc.

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

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims located in China’s Xinjiang Province. The Company issued six million shares for the claims.

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The consideration was settled with the Company by the issuance of eight-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% interest in Everenergy. The consideration will be settled with the issue of 11-million restricted common stock at a deemed price of $0.45 per share. As at the date of this report, the ownership for both acquisitions have not been completed. Consequently, the acquisitions are treated as investment and no consolidation of the financial statements were adopted.

On September 17, 2014, the Company cancelled the Everenergy transaction.

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

6. There are currently 39,432,118 common shares outstanding at August 11, 2014 out of a total authorized capital of 300,000,000 shares. This is the result of a shareholder resolution passed on October 29, 2010 whereby the shares outstanding were consolidated on a 20:1 basis and the authorized capital was increased to 300,000,000 shares. In addition to this, 1,620,589 shares were issued in settlement of debt and there was a rounding out of 20 shares, thus increasing shares issued to 6,503,295. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at 9th Floor, Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong. Its telephone number is 852-3111-7718.

ITEM 2 - Description of Property

Location and Title

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province. The Company issued 6-million shares for the following claims:

●	Gold Mine Reconnaissance in the West of Daqing Gerry River, Qinghe County, comprising of 7.91 sq km, the claims are valid until March 27, 2014.

●	Gold Mine Detailed Survey in the Northwest of Sensha Water Mountain, Heshuo, comprising of 15.8 sq km, the claims are valid until July 3, 2015.

●	Keler Nebrack Gold Mine Detailed Survey in Habar County, comprising of 10.28 sq km, the claims are valid until February 20, 2015.

The claims are automatically extended for twelve months upon payment of US$10,000 per claim. The Company has not done any exploration on the properties.

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Mine Safety Disclosures: None

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company’s common stock has been quoted on the National Association of Securities Dealers’ Over-the-Counter market since May 17, 2000. There is no other public trading market for the Company’s equity securities.

The following table summarizes trading in the Company’s common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid

Sept 30, 2013	$0.10	$0.06
Dec 31, 2013	$0.52	$0.09
March 31, 2014	$0.45	$0.03
June 30, 2014	$0.40	$0.10

The common shares were consolidated 20:1 as a result of shareholder approval on October 29, 2010. The consolidation was effective November 29, 2010. Quotations for September 30, 2010 are based on pricing prior to consolidation of shares.

As of August 3, 2014, there were 206 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims located in China’s Xinjiang Province. The Company issued six million shares for the claims.

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The consideration was settled with the Company by the issuance of eight-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% interest in Everenergy. The consideration will be settled with the issue of 11-million restricted common stock at a deemed price of $0.45 per share. As at the date of this report, the ownership for both acquisitions have not been completed. Consequently, the acquisitions are treated as investment and no consolidation of the financial statements were adopted. On September 17, 2014 the Company cancelled the Everenergy transaction.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance its value.

Results of Operations - Period July 01, 2013 to June 30, 2014

REVENUES: The Company had no revenues in the past fiscal year.

EXPENSES:

During the fiscal year ending June 30, 2014 and June 30, 2013, the Company had no exploration costs. Total expenses for the year amounted to $210,554 compared to $30,620 in the year ending June 30, 2013. Consulting and professional fees amounted to $179,724 compared to $16,021 in the year ending June 30, 2013.

General and administrative expenses for the year amounted to $30,830 compared to $14,599 in the year ending June 30, 2013.

There were no additional or extraordinary expenses incurred in the current year ending June 30, 2014 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders. The end result is that expenses for the year were increased to $210,554 compared to $30,620 in the year ending June 30, 2013.

There were no stock compensation charges in either 2014 or 2013.

Expenses for the year related primarily to evaluation of options available are the seeking out of other business opportunities in the resource Industry and related businesses within the resource sector.

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

Cash on hand at June 30, 2014 was $7,439 compared to $417 in 2013 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. At August 11, 2014, the Company had 39,432,118 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

During the year, the Company arranged for loans from a director in the amount of $28,883 ($26,770 for 2013) and did not raise funds from any other source. These loans allowed the Company to continue its operations, pay its professional fees, and seek out business opportunities.

Accounts payable at June 30, 2014 amounted to $10,079 compared to $24,922 at June 30, 2013. The accounts payable at June 30, 2014 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

Amounts due to Related Parties is nil as at June 30, 2014 vs. $86,399 at June 30, 2013 are due to a current officer and director of the Company regarding advances to the company. There is no terms for repayment and no interest is payable.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2014. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2014, Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2014. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Apolo Gold & Energy Inc.

We have audited the accompanying consolidated balance sheets of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In my opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and the results of its operations and its consolidated cash flows for the years ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: September 18, 2014
Kuala Lumpur, Malaysia

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Amount due from director	15,482	-
Cash	7,439	417
Total Current Assets	22,921	417

NON-CURRENT ASSETS
Mineral Property Interests	1,200,000	-
Investments	8,950,000	-
Total Non-Current Assets	10,150,000	-

TOTAL ASSETS	$10,172,921	$417

LIABILITIES & STOCKHOLDER’ DEFICIT
CURRENT LIABILITIES
Accounts payable & accrued expenses	10,079	24,922
Loans payable, related parties	-	86,399
Total Current Liabilities	10,079	111,321
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock, 300,000,000 shares authorized, $0.001 par value; 39,432,118 shares issued and outstanding (note 6)	41,316	6,503
Additional paid-in capital	18,038,835	7,558,884
Deferred compensation	(32,333)	-
Comprehensive income	1,869	-
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(6,023,993)	(5,813,439)
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)	10,162,842	(110,904)

TOTAL LIABILITIES & STOCKHOLDERS EQUITY/ (DEFICIT)	$10,172,921	$417

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended June 30, 2014	Year Ended June 30, 2013	Period from April 16, 2002 (Inception of Exploration Stage Through) June 30, 2014
REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	179,724	16,021	2,089,788
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	30,830	14,599	1,070,052
TOTAL EXPENSES	210,554	30,620	5,990,428

LOSS FROM OPERATIONS	(210,554)	(30,620)	(5,990,428)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(210,554)	(30,620)	(6,023,993)

INCOME TAXES	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(210,554)	$(30,620)	$(6,023,993)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	22,298,569	6,503,295

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			April 16, 2002
			(Inception of
			Exploration Stage
	Year Ended June 30,		Through)
	2014	2013	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(210,554)	(30,620)	(6,023,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlement of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	51,667	-	323,727
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts payable and accrued expenses	(14,843)	3,953	246,754
Accrued payables, related parties	28,883	-	416,546
Net cash (used) by operating activities	(144,847)	(26,667)	(2,772,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co., Ltd.	(1,000,000)	-	(1,000,000)
Purchase of fixed assets	-	-	(95,174)
	(1,000,000)	-	(1,095,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	-	26,770	214,133
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	1,150,000	-	3,547,835
Net cash provided by financing activities	1,150,000	26,770	3,871,905

Effect of exchange rate changes on cash	1,869	-	1,869

NET INCREASE IN CASH	7,022	103	5,943
Cash, beginning of year	417	314	1,496
Cash, end of year	$7,439	$417	$7,439

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	-	-	45,000
Common stock issued for mineral property interests	1,200,000	-	1,200,000
Common stock issued for investments	7,950,000	-	7,950,000
Common stock issued on settlement of debt	130,764	-	660,323

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
					Deficit	Deficit	Accumulated	Total
	Common Stock		Additional		Prior to	During	Other	Stockholders’
	Number of		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)
Balance, June 30, 2001	932,729	$933	$1,283,003	$-	$(1,634,303)	$-	$-	$(350,367)
Issuance of common stock for services at an average of $0.05 per share	115,000	115	114,885	-	-	-	-	115,000
Cancellation of stock used as payment for debt	(150,000)	(150)	(34,850)	-	-	-	-	(35,000)
Options exercised as payment for services at $1.00 per share	35,000	35	34,965	-	-	-	-	35,000
Issuance of common stock for debt retirement at $3.00 per share	221,064	221	662,972	-	-	-	-	663,193
Issuance of stock for mining rights	150,000	150	329,850	-	-	-	-	330,000
Options exercised at $1.40 per common share	100,000	100	139,900	(70,000)	-	-	-	70,000
Options exercised as payment for services at $2.20 per common share	1,000	1	2,199	-	-	-	-	2,200
Net loss for the year ended June 30, 2002	-	-	-	-	(228,549)	(575,370)	-	(803,919)
Balance, June 30, 2002	1,404,793	1,405	2,532,924	(70,000)	(1,862,852)	(575,370)	-	26,107
Options exercised as payment for services at $1.80 per common share	25,000	25	44,975	-	-	-	-	45,000
Subscriptions received	-	-	-	70,000	-	-	-	70,000
Options exercised as payment for services at $1.00 per common share	65,000	65	68,935	-	-	-	-	69,000
Options exercised for cash of $150,000 and services at $1.20 per common share	170,000	170	204,830	-	-	-	-	205,000
Options exercised as payment of legal services at $0.80 per common share	1,950	2	1,558	-	-	-	-	1,560
Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
					Deficit	Deficit	Accumulated	Total
	Common Stock		Additional		Prior to	During	Other	Stockholders’
	Number of		Paid-in	Subscriptions	Exploration	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Stage	Stage	Income	(Deficit)
Balance Forward	1,666,743	$1,667	$2,853,222	$-	$(1,862,852)	$(575,370)	$-	$416,667
Issuance of stock for services at $1.60 per share	30,000	30	47,970	-	-	-	-	48,000
Issuance of stock for debt at $1.20 per common share	117,431	117	140,799	-	-	-	-	140,916
Options exercised for cash at $0.90 per common share	55,556	56	49,944	-	-	-	-	50,000
Options exercised at $1.00 per share for subscription receivable	25,000	25	24,975	(25,000)	-	-	-	-
Options exercised as payment for services at $1.00 per share	20,000	20	19,980	-	-	-	-	20,000
Net loss for the year ended June 30, 2003	-	-	-	-	-	(730,997)	-	(730,997)
Foreign currency translation gain	-	-	-	-	-	-	682	682
Balance, June 30, 2003	1,914,729	1,915	3,136,890	(25,000)	(1,862,852)	(1,306,367)	682	(54,732)
Options exercised as payment for services at $1.00 per common share	26,250	26	27,374	-	-	-	-	27,400
Stock subscription paid	-	-	-	25,000	-	-	-	25,000
Options exercised at $1.20 per share	556,250	556	706,944	-	-	-	-	707,500
Issuance of stock for services at $4.00 per share	1,250	1	4,999	-	-	-	-	5,000
Issuance of stock for property acquisition at $3.20 per share	50,000	50	159,950	-	-	-	-	160,000
Stock issued for cash at $6.00 per share	50,000	50	299,950	-	-	-	-	300,000
Net loss for the year ended June 30, 2004	-	-	-	-	-	(788,700)	-	(788,700)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(682)	(682)
Balance, June 30, 2004	2,598,479	2,598	4,336,107	-	(1,862,852)	(2,095,067)	-	380,786
Options exercised at an average of $2.20 per share	42,950	43	90,948	-	-	-	-	90,991
Issuance of stock for debt at $1.40 per share	54,404	54	80,279	-	-	-	-	80,333
Issuance of stock for property acquisition at $1.80 per share	75,000	75	134,925	-	-	-	-	135,000
Issuance of stock for services at $1.80 per share	7,500	8	13,492	-	-	-	-	13,500
Issuance of stock for services at $4.00 per share	2,500	3	9,997	-	-	-	-	10,000
Options exercised as payment for services at $1.60 per share	85,494	85	135,205	-	-	-	-	135,290
Net loss for the year ended June 30, 2005	-	-	-	-	-	(1,018,390)	-	(1,018,390)
Balance, June 30, 2005	2,866,328	$2,866	$4,800,953	$-	$(1,862,852)	$(3,113,457)	$-	$(172,490)

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
				Deficit	Deficit	Accumulated	Total
	Common Stock		Additional	Prior to	During	Other	Stockholders’
	Number of		Paid-in	Exploration	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Stage	Income	(Deficit)
Balance Forward - June 30, 2005	2,866,328	$2,866	$4,800,953	$(1,862,852)	$(3,113,457)	$-	$(172,490)
Issuance of stock for services at $1.20 per share	90,250	90	118,410	-	-	-	118,500
Issuance of stock for property acquisition at $3.20 per share	55,000	55	65,945	-	-	-	66,000
Options exercised for cash at $1.40 per common share	50,000	50	69,950	-	-	-	70,000
Options exercised as payment for services from $1.40 to $2.00 per common share	65,000	65	113,935	-	-	-	114,000
Stock issued for cash at $2.00 per share	280,000	280	559,720	-	-	-	560,000
Issuance of stock for debt from $1.20 to $2.00 per share	186,306	186	285,439	-	-	-	285,625
Stock issued for cash from $1.80 to $2.10 per share	118,219	118	229,226	-	-	-	229,344
Stock options granted	-	-	381,340	-	-	-	381,340
Net loss for the year ended June 30, 2006	-	-	-	-	(1,404,004)	-	(1,404,004)
Balance, June 30, 2006	3,711,103	3,711	6,624,918	(1,862,852)	(4,517,461)	-	248,315
Issuance of stock for services at $2.00 per share	4,500	5	8,995	-	-	-	9,000
Issuance of stock for debt at $1.20 per share	36,250	36	43,464	-	-	-	43,500
Issuance of stock for services from $1.60 to $1.80 per common share	105,000	105	172,395	-	-	-	172,500
Common shares cancelled at $1.80 per share	(27,500)	(28)	(49,472)	-	-	-	(49,500)
Issuance of stock for cash at $1.20 per share	83,333	83	99,917	-	-	-	100,000
Net loss for the year ended June 30, 2007	-	-	-	-	(872,325)	-	(872,325)
Balance, June 30, 2007	3,912,686	3,913	6,900,217	(1,862,852)	(5,389,787)	-	(348,511)
Issuance of stock for debt at $0.97 per share	110,000	110	106,590	-	-	-	106,700
Net loss for the year ended June 30, 2008	-	-	-	-	(202,215)	-	(202,215)
Balance, June 30, 2008	4,022,686	4,023	7,006,807	(1,862,852)	(5,592,002)	-	(444,026)
Issuance of stock for debt at $0.50 per share	735,000	735	366,765	-	-	-	367,500
Issuance of stock for services at $0.20 per share	125,000	125	24,875	-	-	-	25,000
Net loss for the year ended June 30, 2009	-	-	-	-	(62,285)	-	(62,285)
Balance, June 30, 2009	4,882,686	4,883	7,398,447	(1,862,852)	(5,654,288)	-	(113,811)
Net loss for the year ended June 30, 2010	-	-	-	-	(32,677)	-	(32,677)
Balance, June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,964)	$-	$(146,488)

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
				Deficit	Deficit	Accumulated	Total
	Common Stock		Additional	Prior to	During	Other	Stockholders’
	Number of		Paid-in	Exploration	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Stage	Income	(Deficit)
Balance Forward - June 30, 2010	4,882,686	$4,883	$7,398,447	$(1,862,852)	$(5,686,963)	$-	$(146,486)
Rounding on stock consolidation	20	-	-	-	-	-	-
Issuance of stock for debt at $0.10 per share	1,620,589	1,620	160,437	-	-	-	162,057
Net loss and comprehensive loss for the year ended June 30, 2011	-	-	-	-	(59,944)	-	(59,944)
Balance, June 30, 2011	6,503,295	6,503	7,558,884	(1,862,852)	(5,746,907)		(44,373)
Net loss and comprehensive loss for the year ended June 30, 2012	-	-	-	-	(35,912)	-	(35,912)
Balance, June 30, 2012	6,503,295	6,503	7,558,884	(1,862,852)	(5,782,819)		(80,284)
Net loss and comprehensive loss for the year ended June 30, 2013	-	-	-	-	(30,620)	-	(30,620)
Balance, June 30, 2013	6,503,295	6,503	7,558,884	(1,862,852)	(5,813,439)	-	(110,904)
Issuance of common stock for a cash consideration of $0.08 per share	1,875,000	1,875	148,125	-	-	-	150,000
Issuance of stock for services	200,000	200	15,800	-	-	-	16,000
Issuance of stock for services	100,000	100	22,900	-	-	-	23,000
Issuance of common stock at a price of $0.20 per share	5,000,000	1,000	999,000	-	-	-	1,000,000
Issuance of common stock for three mineral properties	6,000,000	6,000	1,194,000	-	-	-	1,200,000
Issuance of common stock to acquire a 24% interest in Everenergy	8,000,000	8,000	2,992,000	-	-	-	3,000,000
Issuance of stock for services	100,000	100	44,900	-	-	-	45,000
Issuance of common stock at a price of $0.45 per share	11,000,000	11,000	4,939,000	-	-	-	4,950,000
Issuance of stock for services	653,823	6,538	124,226	-	-	-	130,764
Net loss and comprehensive loss for the year ended June 30, 2014	-	-	-	-	(210,554)	-	(210,554)
Deferred compensation	-	-	-	-	-	(32,333)	(32,333)
Foreign currency translation loss	-	-	-	-	-	1,869	1,869
Balance, June 30, 2014	39,432,118	$41,316	$18,038,835	$(1,862,852)	$(6,023,993)	$(30,464)	$10,162,842

The accompanying notes are an integral part of these consolidated financial statements.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Apolo Gold & Energy, Inc., formerly known as Apolo Gold Inc., (hereinafter “the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada. In 1997, the Company formed a subsidiary corporation, Compania Minera Apologold C.A., in Venezuela, which was originally used to acquire a Venezuelan mining property. The subsidiary has had no financial transactions since 2001 and is no longer active.

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

In December 2013, the Company acquired a 70% interest in three gold exploration properties in China.

On December 5, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued eight million restricted common shares as consideration.

On February 19, 2014, the Company issued an additional 11-million restricted common shares and paid $1-million to acquire a further 29% interest in Everenergy. Subsequent to the year-end, on September 17, 2014, the Company cancelled both transactions with Everenergy and has requested return of the $1-million payment and all the shares.

The Company will continue to investigate new mineral property exploration and other energy related investments.

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

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Basic and diluted loss per share is the same, as inclusion of common stock equivalents would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. As at June 30, 2014 and 2013, the Company does not have any cash equivalents.

Comprehensive Income

In accordance with FASB ASC Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the year ended June 30, 2014 and 2013 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At June 30, 2014 and 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Exit or Disposal Activities

The Company has adopted FASB ASC Topic 420 Exit or Disposal Cost Obligations , which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, as well as addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. There have been no exit or disposal activities during the years ended June 30, 2014 and 2013.

Exploration Stage

The Company began a new exploration stage on April 16, 2002 at which time it commenced the exploration of the Napal Gold Property, including a drilling program. In the year ended June 30, 2008, the Company abandoned the Napal Gold Property and its exploration efforts in Indonesia. In December 2013, the Company acquired a 70% interest in three gold exploration properties in China. The Company is presently investigating new mineral property exploration and development investments.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

Fair Value of Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1: classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price. As at June 30, 2014 and 2013 the Company has classified cash as being a Level 1 fair value financial instrument.

Level 2: classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market. As at June 30, 2014 and 2013 the Company did not have any Level 2 fair value financial instruments.

Level 3: classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability. As at June 30, 2014 and 2013 the Company classified its loans payable, related parties as being a Level 3 fair value financial instrument.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $210,554 for the year ended June 30, 2014 (2013 - $30,620) and has an accumulated deficit of $7,886,845 (2013 - $7,676,291), no revenues, and limited cash resources as at June 30, 2014 and 2013.

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

Impaired Asset Policy

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, and FASB ASC Topic 205 Presentation of Financial Statements, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. As of June 30, 2014 and 2013 no impairment was considered necessary. During the year ended June 30, 2008, the Company had abandoned its mining equipment resulting from discontinued exploration operations in Indonesia.

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

June 30, 2014 and 2013

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

Investments

Affiliated companies, in which the Company has significant influence, but no control, are accounted for investment. Investment adjustments include the Company’s proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, adjustments to recognize certain differences between the Company’s carrying value and the Company’s equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Gain or losses are realized when such investments are sold.

At June 30, 2014, the Company had net deferred tax assets calculated at an expected rate of 25.00% (2013 – 25%) of approximately $1,971,711 (2013 - $1,919,073) principally arising from approximate net operating loss carry forward for income tax purposes, which expire in the years 2017 through 2034. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014	June 30, 2013

Net operating loss carry forward	$7,886,845	$7,676,291
Deferred tax asset	$1,971,711	$1,919,073
Deferred tax asset valuation allowance	$(1,971,711)	$(1,919,073)
Net deferred tax asset	$-	$-

The change in the allowance account from June 30, 2013 to June 30, 2014 was approximately $53,000 (2013 - $10,000).

	June 30, 2014	June 30, 2013
Statutory rate	25.00%	25.00%
Income taxes recovered at the effective tax rate	52,638	10,411
Change in valuation allowance:	(52,638)	(10,411)
Income tax recovery (expense) recognized in year	-	-

Reclamation Costs

Reclamation costs that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. The Company has determined that it does not have any reclamation costs as at June 30, 2014 and 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As at June 30, 2014, the loans payable to related parties of $nil (2013 - $86,399) are due to a director of the Company.

In the fiscal 2014 year, consulting fees of $66,676 to an officer were recognized in operations for services rendered (2013- $6,000 to an officer).

NOTE 4 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of June 30, 2014 and 2013, the Company has no preferred shares issued and outstanding.

NOTE 5 – MINERAL PROPERTY INTERESTS

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province. The Company issued 6 million shares for the following claims:

●	Gold Mine Reconnaissance in the West of Daqing Gerry River, Qinghe County, comprising of 7.91 sq km, the claims are valid until March 27, 2014.

●	Gold Mine Detailed Survey in the Northwest of Sensha Water Mountain, Heshuo, comprising of 15.8 sq km, the claims are valid until July 3, 2015.

●	Keler Nebrack Gold Mine Detailed Survey in Habar County, comprising of 10.28 sq km, the claims are valid until February 20, 2015.

The claims are automatically extended for twelve months upon payment of US$10,000 per claim.

NOTE 6 – INVESTMENTS

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

June 30, 2014 and 2013

Everenergy produces and sells high-quality lithium batteries, cathode materials and relevant precursor materials.

The acquisition of shares in Everenergy is for investment purposes. Apolo from time to time may dispose of, or acquire, additional shares of Everenergy.

NOTE 7 – COMMON STOCK

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

On February 11, 2014, the Company issued 100,000 common shares to a senior officer for administrative consulting services agreement dated November 16, 2013.

On February 19, 2014, the Company issued 11,000,000 common shares to acquire a 29% in Everenergy.

On June 15, 2014, the Company issued 653,823 common shares to a director as repayment of debt.

There were no stock options, warrants or other potentially dilutive securities outstanding as at March 31, 2014 and June 30, 2014.

At June 30, 2014 there are 39,432,118 common shares issued and outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Foreign Operations

The Company’s balance sheet at June 30, 2014 includes $41 of cash in Canada (2013 - $417). Although Canada is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

NOTE 9 – SUBSEQUENT EVENTS

On September 17, 2014, the Company cancelled both shares acquisitions with Everenergy.

The Company will cancel the 19 million shares originally issued and seek repayment of the 1 million paid for the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014. The material weakness identified is the lack of segregation of duties due to limited staff.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers

NAME	POSITION		Date of Position and Term of Office

Kelvin Chak	Director, President, Chief Executive Officer	-	2013

Edward Low	Chief Financial Officer	-	2013

Fan Xiaojun	Director	Resigned on July 2, 2014	2014

Zheng Heping	Director	Resigned on July 2, 2014	2014

Business Experience

Kelvin Chak

Mr. Kelvin Chak has been appointed President and Chief Executive Officer and Mr. Edward Low has been appointed Chief Financial Officer of the Corporation. They replace Mr. Robert Dinning who submitted his resignation as Director, President and CEO, CFO, and Secretary effective November 15, 2013.

Mr. Chak, based in Hong Kong, is a Solutions Engineer in Hong Kong with a 10 year career as an IT Engineer. He has a Master of Business Administration from the University of Surrey, United Kingdom, a Master of Information Technology from the University of Nottingham, United Kingdom and a BA Degree in Chinese Language from Hong Kong Baptist University.

Edward Low

Mr. Low, based in Vancouver, Canada, has provided accounting services to public companies for the past 18 years. Currently, Mr. Low is CFO of Alternative Earth Resources Inc. (AER:TSXV), June 2013 to present and QMC Quantum Minerals (QMC:TSXV), September 2014 to present. Mr. Low had been the Controller for Nevada Geothermal Power Inc., an alternative energy company with an operating Faulkner I geothermal power plant in northern Nevada, from February 2003 to June 2012. The plant was built with funding from EIG Global Energy Partners and John Hancock Life Insurance Company, along with cash grants from the US Department of Treasury.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30, 2014 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

●	understands generally accepted accounting principles and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Board of Directors Independence

One of the Company’s directors is “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. This director is Kelvin Chak. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2014 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION.

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2014, and 2013, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Kelvin Chak, CEO	2013	Nil	Nil	Nil	Nil	Nil
Edward Low,CFO	2013	10,788	45,000	Nil	Nil	Nil
Robert Dinning, CEO and CFO	2013	6,000	Nil	Nil	Nil	Nil

Option Grants in Last Fiscal Year and June 30, 2013 was - Nil

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2014. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2014 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Components of Our Executive Compensation Program

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

●	Base Salary

●	Stock Awards

●	Other benefits available to all employees

●	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2014 none of our Named Executive Officers received a salary increase.

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

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Class	Beneficial Owner	Position	Amount and Nature of Beneficial Owner	% of Class

Common	Kelvin Chak	Director, Chairman, CEO	653,823	1.68%
	Edward Low	CFO	100,000	0.003%

Item 13. Certain Relationships and Related Transactions: None

Item 14. Principal Accountant Fees And Services

Weld Asia Associates is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2014.

Audit Fees

Weld Asia Associates was paid aggregate fees of approximately $ 10,000 for 2014 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in Company’s quarterly reports on Form 10QSB during these fiscal years.

Audit -Related Fees

Weld Asia Associates was not paid any additional fees for the fiscal year ended June 30, 2014 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Weld Asia Associates was not paid any aggregate fees for the fiscal years ended June 30, 2014 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Weld Asia Associates was paid no other fees for professional services during the fiscal years ended June 30, 2014.

Item 15. Exhibits and Financial Statement Schedules

A. Exhibits

3.1	Articles of Incorporation (Incorporated by reference from Form 10SB)

3.2	By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005)

3.3	Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005)

14	Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)

16.1	Letter of Williams & Webster, P.S., dated September 16, 2008, regarding change in certifying accountant of Apolo Gold & Energy, Inc. (Incorporated by reference from Current Report on Form 8-K filed on September 16, 2008)

31.1	Sarbanes Oxley Section 302 Certification from C.E.O.

31.2	Sarbanes Oxley Section 302 Certification from C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O.

32.2	Sarbanes Oxley Section 906 Certification from C.F.O.

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2014

/s/ Kelvin Chak
Kelvin Chak, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Kelvin Chak
Kelvin Chak	Chairman, President, CEO, Director	September 29, 2014

/s/ Edward Low
Edward Low	Chief Financial Officer	September 29, 2014

