Form 10-Q
period 2014-09-30
APOLO GOLD & ENERGY INC.
filed 2014-11-14
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-27791

Apolo Gold & Energy Inc.

(Exact name of registrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 2201, 22/F Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong

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

As of September 30, 2014, the Registrant had 28,432,118 shares of Common Stock outstanding. This is after giving effect to a share consolidation of 20:1 approved by shareholders on October 29, 2010, and the cancellation issuance of 11,000,000 common shares in the period ending September 30, 2014.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]

2

Part I. Financial Information

Item 1. Financial Statements

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	June 30, 2014

ASSETS
CURRENT ASSETS
Accounts receivable	$1,000,000	$-
Amount due from director	-	15,482
Cash	1,963	7,439
Total Current Assets	1,001,963	22,921

NON-CURRENT ASSETS
Mineral Property Interests (Note 4)	1,200,000	1,200,000
Investments (Note 5)	-	8,950,000
Total Non-Current Assets	1,200,000	10,150,000

TOTAL ASSETS	$2,201,963	$10,172,921

LIABILITIES & STOCKHOLDER’ DEFICIT
CURRENT LIABILITIES
Accounts payable & accrued expenses	$17,965	$10,079
Amount due to director (Note 8)	23,807	-
Total Current Liabilities	41,772	10,079
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock, 300,000,000 shares authorized, $0.001 par value; 28,432,118 shares issued and outstanding (Note 6)	30,316	41,316
Additional paid-in capital	13,099,835	18,038,835
Shares to be cancelled (Note 7)	(3,000,000)	-
Deferred compensation	(32,333)	(32,333)
Comprehensive income	(8,583)	1,869
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(6,066,192)	(6,023,993)
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)	2,160,191	10,162,842

TOTAL LIABILITIES & STOCKHOLDERS EQUITY/ (DEFICIT)	$2,201,963	$10,172,921

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Period from April 16, 2002 (Inception of Exploration Stage) Through
	September 30, 2014	September 30, 2013	September 30, 2014

REVENUES	$-	$-	$-

EXPENSES
Consulting and professional fees	40,033	6,500	2,129,821
Exploration costs	-	-	2,449,248
Stock compensation expense	-	-	381,340
General and administrative expenses	2,166	5,838	1,072,218
TOTAL EXPENSES	42,199	12,338	6,032,627

LOSS FROM OPERATIONS	(42,199)	(12,338)	(6,032,627)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	(177,193)
Gain on settlement of debt	-	-	142,442
Other income	-	-	1,186
	-	-	(33,565)

LOSS BEFORE INCOME TAXES	(42,199)	(12,338)	(6,066,192)

INCOME TAXES	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(42,199)	$(12,338)	$(6,066,192)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	28,432,118	6,605,197

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			April 16, 2002
			(Inception of
	Three Months Ended	Three Months Ended	Exploration Stage Through)
	September 30, 2014	September 30, 2013	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(42,199)	$(12,338)	$(6,066,192)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	-	-	323,727
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts receivable	(1,000,000)	-	(1,000,000)
Accounts payable and accrued expenses	7,886	(17,965)	254,640
Accrued payables, related parties	-	-	416,546
Amount due to director	39,289	-	39,289
Net cash (used) by operating activities	(995,024)	(30,303)	(3,767,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	1,000,000	-	-
Purchase of fixed assets	-	-	(95,174)
	1,000,000	-	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	-	(86,399)	214,133
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	150,000	3,547,835
Net cash provided by financing activities	-	63,601	3,871,905

Effect of exchange rate changes on cash	(10,452)	-	(8,583)

NET INCREASE IN CASH	(5,476)	33,298	467
Cash, beginning of period	7,439	417	1,496
Cash, end of period	$1,963	$33,715	$1,963
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued for mineral property interests	$-	$-	$1,200,000
Common stock issued for investments	$(7,950,000)	$-	$-
Common stock issued on settlement of debt	$-	$-	$660,323

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

The Company’s fiscal year-end is June 30.

NOTE 2 – ACCOUNTING POLICIES

This summary of significant accounting policies of Apolo Gold & Energy Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements June 30, 2014.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $42,199 for the three month period ended September 30, 2014 and has an accumulated deficit of $7,929,044, no revenues, and limited cash resources as at September 30, 2014.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of September 30, 2014 and June 30, 2014, the Company has no preferred shares issued and outstanding.

NOTE 4 – MINERAL PROPERTY INTERESTS

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province.

The Company issued 6-million shares for the following claims:

a)	Gold Mine Reconnaissance in the West of Daqing Gerry River, Qinghe County, comprising of 7.91 sq km, the claims are valid until March 27, 2014. The agreement for such claims expired on March 27, 2014 and the Company is currently renegotiating a renewed agreement.

b)	Gold Mine Detailed Survey in the Northwest of Sensha Water Mountain, Heshuo, comprising of 15.8 sq km, the claims are valid until July 3, 2015.

c)	Keler Nebrack Gold Mine Detailed Survey in Habar County, comprising of 10.28 sq km, the claims are valid until February 20, 2015.

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

On September 17, 2014, the Company cancelled all the 11,000,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy.

The 11-million shares issued were effectively cancelled on October 21, 2014, and the remaining 8-million shares issued are in the process of cancellation and seeking repayment of the $1 million paid for the acquisition. The repayment is included in Account Receivable in the Balance Sheet.

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

On September 17, 2014, the Company cancelled all the 11,000,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy. The 11,000,000 common shares were effectively cancelled on October 21, 2014. The 8,000,000 common shares as at the date of this report, are still in the process of cancellation.

At September 30, 2014, there are 28,432,118 common shares issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as at September 30, 2014 and June 30, 2014.

NOTE 7 – SHARES TO BE CANCELLED

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”) The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. However, due to negotiation and sellers’ personal reasons, the acquisition exercise for Everenergy was unsuccessful and consequently the whole acquisition was cancelled.

The 8 million shares are in the process of being cancelled along with a demand notice for the return of the $1-million payment.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months period ended September 30, 2014, the Chief Executive Officer, made various expense payments for and on behalf of the Company amounting to US$39,289. Such amount was treated as advance made to the Company.

The Company incurred management fees during the period to its Chief Financial Officer amounted to $3,750 during the three months ended September 30, 2014 (three months ended September 30, 2013 - $nil).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at September 30, 2014 includes $6 of overdraft in Canada and $53 in Hong Kong. Although Canada and Hong Kong (China) are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”) The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company agreed to acquire an additional 29% interest in Everenergy. The consideration is to be settled with the issuance of 11-million restricted common stock at a deemed price of $0.45 per share. However, due to negotiation and sellers’ personal reasons, the acquisition exercise for Everenergy was unsuccessful and consequently the whole acquisition was cancelled.

The Company has secured the cancellation of 11 million shares relating to the Everenergy acquisition. A further 8 million shares are in the process of being cancelled along with a demand notice for the return of the $1-million payment.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At September 30, 2014, the Company had funds on hand of $1,963.

3

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

Results of Operations

In the three months ended September 30, 2014, the Company incurred a loss of $42,199 (2013 - $12,338). Consulting and professional fees for the three months ended September 30, 2014 were $40,033 (2013 - $6,500), as business operations increased with a change in management.

General and administrative costs were $2,166 in the three month period ended September 30, 2014 (2013 - $5,838) due to increased business activity.

The Company recognizes that it will require additional capital in order to continue to develop its mineral properties. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At September 30, 2014 there were 28,432,118 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000; 1,053,823 common shares for services; 5,000,000 common shares issued at $0.20 per share for proceeds of $1,000,000; 6,000,000 common shares for three mineral properties; and 8,000,000 common shares for a 24% interest in Everenergy, a lithium battery manufacturer, during the three month period ended September 30, 2014. The Company at September 30, 2014 had current trade accounts payable of $17,965 compared to $10,079 at June 30, 2014 and $6,957 at September 30, 2013.

On September 17, 2014, the Company cancelled all the 11,000,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy.

The Company has secured the cancellation of 11 million shares issued, an addition of 8 million shares are in the process of being cancelled, as well as, the Company is seeking repayment of the $1 million paid for the acquisition.

Cash on hand at September 30, 2014 amounted to $1,963. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at September 30, 2014 with funds on hand of $1,963 vs. $7,439 at June 30, 2014 and $33,715 at September 2013.

The Company has current accounts payable at September 30, 2014 of $17,965 compared to $10,079 at June 30, 2014 and $6,957 at September 30, 2013.

As at September 30, 2014, the Company has current accounts receivable of $1-million as part of the cancellation of the Everenergy acquisition. The Company hopes to recover the funds by December 31, 2014.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

During the three months ended September 30, 2014, the chief executive officer of the Company advanced $39,289 vs. $nil at June 30, 2014 and September 30, 2013 to the Company. The advance is payable upon demand.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the three months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

4

Item 4. Controls and procedures

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLO GOLD & ENERGY, INC.

Dated: November 13, 2014

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man, President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low, Chief Financial Officer

7