Form 10-K/A
period 2014-06-30
APOLO GOLD & ENERGY INC.
filed 2014-12-10
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A2

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

ITEM 6 - SELECTED FINANCIAL DATA

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8 - Financial Statements and Supplementary Data.

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

I. Vellmer Inc.

Chartered Accountant*

605 – 1355 West Broadway
Vancouver, B.C., V6H 1G9

Tel: 604-687-3773
Fax: 604-687-3778
E-mail: vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Apolo Gold & Energy Inc.

I have audited the accompanying balance sheet of Apolo Gold & Energy Inc. (an Exploration Stage Company) as of June 30, 2013 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

NOTE 9 – INCOME TAX

At June 30, 2014, the Company had net deferred tax assets calculated at an expected rate of 25.00% (2013 – 25%) of approximately$1,971,711 (2013 - $1,919,073) principally arising from approximate net operating loss carry forward for income tax purposes, which expire in the years 2017 through 2034. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded. The significant components of the deferred tax asset at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014	June 30, 2013

Net operating loss carry forward	$7,886,845	$7,676,291

Deferred tax asset	$1,971,711	$1,919,073
Deferred tax asset valuation allowance	$(1,971,711)	$(1,919,073)
Net deferred tax asset	$-	$-

The change in the allowance account from June 30, 2013 to June 30, 2014 was approximately $53,000 (2013 - $10,000)

	June 30, 2014	June 30, 2013
Statutory rate	25.00%	25.00%
Income taxes recovered at the effective tax rate	52,638	10,411
Change in valuation allowance:	(52,638)	(10,411)
Income tax recovery (expense) recognized in year	-	-

NOTE 10 – SUBSEQUENT EVENTS

On September 17, 2014, the Company cancelled both shares acquisitions with Everenergy.

The Company will cancel the 19 million shares originally issued and seek repayment of the 1 million paid for the acquisition.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

ITEM 11 - EXECUTIVE COMPENSATION.

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

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Kelvin Chak, CEO	2014	Nil	Nil	Nil	Nil	Nil
Edward Low,CFO	2014	10,788	45,000	Nil	Nil	Nil
Robert Dinning, CEO and CFO	2013	6,000	Nil	Nil	Nil	Nil

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Class	Beneficial Owner	Position	Amount and Nature of Beneficial Owner	% of Class

Common	Kelvin Chak	Director, Chairman, CEO	653,823	1.68%
	Edward Low	CFO	100,000	0.003%

Item 13 - Certain Relationships and Related Transactions: None

Item 14 - Principal Accountant Fees And Services

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

Item 15 - Exhibits and Financial Statement Schedules

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

Date: December 9, 2014

/s/ Kelvin Chak
Kelvin Chak, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Kelvin Chak
Kelvin Chak	Chairman, President, CEO, Director	December 9, 2014

/s/ Edward Low
Edward Low	Chief Financial Officer	December 9, 2014

