Form 10-Q/A
period 2014-09-30
APOLO GOLD & ENERGY INC.
filed 2014-12-10
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Dated: December 9, 2014

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man, President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low, Chief Financial Officer

7