Form 10-K/A
period 2014-06-30
APOLO GOLD & ENERGY INC.
filed 2014-12-31
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A 3

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

The consolidated financial statements as at June 30, 2013 and prior years were audited by other auditors who expressed an opinion without reservation on those statements in their report dated September 20, 2013 .

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

Date: December 31, 2014

/s/ Kelvin Chak
Kelvin Chak, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Kelvin Chak
Kelvin Chak	Chairman, President, CEO, Director	December 31, 2014

/s/ Edward Low
Edward Low	Chief Financial Officer	December 31, 2014

