Form 10-Q
period 2014-12-31
APOLO GOLD & ENERGY INC.
filed 2015-02-12
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-27791

Apolo Gold & Energy Inc.
(Exact name of registrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 2201, 22/F., Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong
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

As of February 5, 2015, the Registrant had 22,432,118 shares of Common Stock outstanding. This is after giving effect of the cancelation of 6,000,000 common shares for three mineral properties.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

Part I. Financial Information

Item 1. Financial Statements

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	June 30, 2014

ASSETS
CURRENT ASSETS
Accounts receivable	$1,000,000	$-
Amount due from director	-	15,482
Cash	1,563	7,439
Total Current Assets	1,001,563	22,921

NON-CURRENT ASSETS
Mineral Property Interests (Note 4)	1,200,000	1,200,000
Investments (Note 5)	-	8,950,000
Total Non-Current Assets	1,200,000	10,150,000

TOTAL ASSETS	$2,201,563	$10,172,921

LIABILITIES & STOCKHOLDERS’ EQUITY/ (DEFICIT)
CURRENT LIABILITIES
Accounts payable & accrued expenses	$25,852	$10,079
Amount due to director (Note 8)	46,964	-
Total Current Liabilities	72,816	10,079
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock, 300,000,000 shares authorized, $0.001 par value; 28,432,118 shares issued and outstanding (Note 6)	30,316	41,316
Additional paid-in capital	13,099,835	18,038,835
Shares to be cancelled (Note 7)	(3,000,000)	-
Deferred compensation	-	(32,333)
Comprehensive income	(15,632)	1,869
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(6,122,920)	(6,023,993)
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)	2,128,747	10,162,842

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/ (DEFICIT)	$2,201,563	$10,172,921

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					April 16, 2002
					(Inception of
					Exploration Stage
	Three Months Ended		Six Months Ended		Through)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	52,998	38,556	93,031	48,339	2,182,819
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General & administrative expenses	3,730	11,176	5,896	17,289	1,075,948
TOTAL EXPENSES	56,728	49,732	98,927	65,628	6,089,355

LOSS FROM OPERATIONS	(56,728)	(49,732)	(98,927)	(65,628)	(6,089,355)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	-	-	-	-	1,186
	-	-	-	-	(33,565)
NET LOSS	$(56,728)	$(49,732)	$(98,927)	$(65,628)	$(6,122,920)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC & DILUTED	28,432,118	9,298,884	28,432,118	7,896,087

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			April 16,2002
			(Inception of
			Exploration Stage
	Six Months Ended	Six Months Ended	Through)
	December 31, 2014	December 31, 2013	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(98,927)	$(65,628)	$(6,122,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Deferred compensation	32,333	-	32,333
Loss on sale of mining equipments	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	-	-	470,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	-	5,917	323,727
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts receivable	(1,000,000)	-	(1,000,000)
Accounts payable and accrued expenses	15,773	(18,875)	262,527
Accrued payables, related parties	-	(29,741)	416,546
Amount due to director	62,446	-	62,446
Net cash flows provided by (used in) operating activities	(988,375)	(108,327)	(3,761,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	1,000,000	(227,903)	-
Purchase of fixed assets	-	-	(95,174)
Net cash flows provided by (used in) investing activities	1,000,000	(227,903)	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	-	(26,871)	214,133
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	1,150,000	3,547,835
Net cash flows provided by (used in) financing activities	-	1,123,129	3,871,905

Effect of exchange rate changes on cash	(17,501)	5,840	(15,632)

NET INCREASE (DECREASE) IN CASH	(5,876)	792,739	67
Cash, beginning of period	7,439	417	1,496
Cash, end of period	$1,563	$793,156	$1,563

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued for mineral property interests	$-	$1,200,000	$1,200,000
Common stock issued for investments	$(7,950,000)	$3,000,000	$-
Common stock issued on settlement of debt	$-	$-	$660,323

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

December 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $98,927 for the period ended December 31, 2014 and has an accumulated deficit of $7,985,772, no revenues, and limited cash resources as at December 31, 2014.

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

Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of December 31, 2014 and June 30, 2014, the Company has no preferred shares issued and outstanding.

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

Subsequently, after the date of this quarterly report, as of January 19, 2015, the Company cancelled the above acquisitions and returns all rights of the three gold exploration claims to Yinfu Gold Corporation. The cancellation was by mutual consent between the companies and no penalties have been exacted. The six million shares issued to Yinfu Gold Corporation via its subsidiary Element Resources International Ltd., for the interest in the three claims will be returned for cancellation.

NOTE 5 – INVESTMENTS

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The consideration was settled with the Company of 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% interest in Everenergy.

On September 17, 2014, after much negotiations and discussions with the EverEnergy, the Company cancelled all the 11,000,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy.

The 11-million shares issued were effectively cancelled on October 21, 2014, and the remaining 8-million shares issued are in the process of cancellation and seeking repayment of the $1 million paid for the acquisition. The repayment is included in Accounts Receivable in the Consolidated Balance Sheet.

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

On February 19, 2014 the Company issued 11,000,000 common shares to acquire 29% in Everenergy.

On June 15, 2014, the Company issued 653,823 common shares to a director as repayment of debt.

On September 17, 2014, the Company cancelled all the 11,000,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy. The 11,000,000 common shares were effectively cancelled on October 21, 2014. The 8,000,000 common shares as at the date of this report have not been returned. The Company is seeking legal advice on its next steps.

At December 31, 2014, there are 28,432,118 common shares issued and outstanding.

On January 19, 2015, six million shares issued for the acquisition of three mineral properties will be returned after the cancellation.

There were no stock options, warrants or other potentially dilutive securities outstanding as at December 31, 2014, June 30, 2014 and December 31, 2013.

NOTE 7 – SHARES TO BE CANCELLED

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. However, due to failed negotiations and sellers’ personal reasons, the acquisition exercise for Everenergy was unsuccessful and consequently the whole acquisition was cancelled.

The Company is seeking legal again with regards to the return of the 8 million shares along with a demand notice for the return of the $1-million payment.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months period ended December 31, 2014, the Chief Executive Officer, made various expense payments for and on behalf of the Company amounting to US$62,446 (six months ended December 31, 2013 - $33,684). Such amount was treated as advance made to the Company.

The Company incurred management fees during the period to its Chief Financial Officer amounted to $7,500 during the six months ended December 31, 2014 (six months ended December 31, 2013 - $2,500).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet at December 31, 2014 includes $14 of cash in Canada and $289 in Hong Kong. Although Canada and Hong Kong (China) are considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Commitments:

The Company entered in the following contracts during the period:

●	On the November 1, 2013, Company entered into an agreement with a company controlled by the Chief Financial Officer for management services for a fee of $1,250 per month for a period of one year. The contract allows for additional fees if more than ten hours per month is needed from the Chief Financial Officer. The contract is now month to month.

●	On September 15, 2013, the Company entered into a consulting services agreement. Under the agreement, the services begin October 1, 2013 and end October 1, 2014. Fees payable under the agreement is HK$80,000 per month (approximately $10,000 per month). The contact was not renewed or extended.

●	On November 16, 2013, the Company entered into a consulting services agreement, for services to begin December 1, 2013 and end November 30, 2014. Fees payable under the consulting services agreement is $5,000 per month. The contact is now month to month at a reduced rate of $2,500 per month.

NOTE 10 – SUBSEQUENT EVENTS

On February 3, 2015, the 6-million shares related to the mineral property acquisition from Yinfu were effectively canceled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations General Overview

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

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province. The Company issued 1.2-million shares for the claims to Yinfu Gold Corporation (“Yinfu”).

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

As of January 19, 2015, the Company has reached an agreement with Yinfu to cancel the acquisition of the three gold exploration claims and return all rights to Yinfu. The cancellation was by mutual consent between the companies and no penalties have been exacted. The six million shares issued to Yinfu via its subsidiary Element Resources International Ltd., for the interest in the three claims will be returned for cancellation. The shares were returned to the Company’s transfer agent and cancelled on February 3, 2015.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At December 31, 2014, the Company had funds on hand of $1,563.

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

Results of Operations

In the six months ended December 31, 2014, the Company incurred a loss of $98,927 (2013 - $65,628). Consulting and professional fees for the six months ended December 31, 2013 were $93,031 (2013 - $48,339), as business operations increased with a change in management.

General and administrative costs were $5,896 in the six month period ended December 31, 2014 (2013 - $17,289) due to increased business activity.

The Company recognizes that it will require additional capital in order to continue to develop its mineral properties. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

3

At December 31, 2014 there were 28,432,118 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000; 1,053,823 common shares for services; 5,000,000 common shares issued at $0.20 per share for proceeds of $1,000,000; 6,000,000 common shares for three mineral properties; and 8,000,000 common shares for a 24% interest in Everenergy, a lithium battery manufacturer, during the six month period ended December 31, 2014. The Company at December 31 2014 had current trade accounts payable of $25,852 compared to $10,079 at June 30, 2014 and $778,950 at December 31, 2013. The trade payables are largely attributed to Everenergy share acquisition. During the six months ended December 31, 2014, the director of the Company advanced $67,314 (2013 - $30,001) to the Company.

On September 17, 2014, the Company cancelled all the 11,00,000 common shares and 8,000,000 common shares originally issued for the acquisition of 29% and 24% interest respectively, in Everenergy.

The Company has secured the cancellation of 11 million shares issued, an addition of 8 million shares are in the process of being cancelled, as well as, the Company is seeking repayment of the $1 million paid for the acquisition.

Cash on hand at December 31, 2014 amounted to $1,563. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at December 31, 2014 with funds on hand of $1,563 vs. $7,439 at June 30, 2014 and $793,156 at December 31, 2013.

The Company has current accounts payable at December 31, 2014 of $25,852 compared to $10,079 at June 39, 2014 and $778,950 at December 31, 2013.

As at December 31, 2014, the Company has current accounts receivable of $1-million as part of the cancellation of the Everenergy acquisition.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

During the six months ended December 31, 2014, the director of the Company advanced $46,964 (2013 - $30,001) to the Company. The advance is payable upon demand.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the six months ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

4

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

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

Dated: February 12, 2015

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man, President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low, Chief Financial Officer

7