Form 10-Q
period 2015-03-31
APOLO GOLD & ENERGY INC.
filed 2015-04-30
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _____

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

As of April 22, 2015, the Registrant had 23,132,118 shares of Common Stock outstanding. This is after giving effect of the cancellation issuance of 6,000,000 common shares for the three mineral properties and the issuance of 700,000 common shares in the period ended March 31, 2015.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

Part I. Financial Information

Item 1. Financial Statements

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	June 30, 2014

ASSETS
CURRENT ASSETS
Accounts receivable	$1,000,000	$-
Amount due from director (Note 8)	-	15,482
Cash	5,094	7,439
Total Current Assets	1,005,094	22,921

NON-CURRENT ASSETS
Mineral Property Interests (Note 4)	-	1,200,000
Investments (Note 5)	-	8,950,000
Total Non-Current Assets	-	10,150,000

TOTAL ASSETS	$1,005,094	$10,172,921

LIABILITIES & STOCKHOLDERS’ EQUITY/ (DEFICIT)
CURRENT LIABILITIES
Accounts payable & accrued expenses	$25,079	$10,079
Total Current Liabilities	25,079	10,079
COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock, 300,000,000 shares authorized, $0.001 par value; 23,132,118 shares issued and outstanding (Note 6)	25,016	41,316
Additional paid-in capital	11,975,135	18,038,835
Shares to be cancelled (Note 7)	(3,000,000)	-
Deferred compensation	-	(32,333)
Comprehensive income	(18,431)	1,869
Accumulated deficit prior to exploration	(1,862,852)	(1,862,852)
Deficit accumulated during exploration stage	(6,138,853)	(6,023,993)
TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)	980,015	10,162,842

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/ (DEFICIT)	$1,005,094	$10,172,921

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

					Period from
					April 16, 2002
					(Inception of
					Exploration Stage
	Three Months Ended		Nine Months Ended		Through)
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	12,411	84,029	105,442	124,683	2,195,230
Exploration costs	-	-	-	-	2,449,248
Stock compensation expense	-	-	-	-	381,340
General & administrative expenses	3,623	16,472	9,519	25,795	1,079,571
TOTAL EXPENSES	16,034	100,501	114,961	150,478	6,105,389

LOSS FROM OPERATIONS	(16,034)	(100,501)	(114,961)	(150,478)	(6,105,389)

OTHER INCOME (EXPENSE)
Loss on sale of mining equipment	-	-	-	-	(177,193)
Gain on settlement of debt	-	-	-	-	142,442
Other income	101	-	101	-	1,287
	-	-	-	-	(33,464)
NET LOSS	$(15,933)	$(100,501)	$(114,860)	$(150,478)	$(6,138,853)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC & DILUTED	22,944,618	27,778,295	31,847,081	15,218,806

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			April 16, 2002
			(Inception of
			Exploration Stage
	Nine Months Ended	Nine Months Ended	Through)
	March 31, 2015	March 31, 2014	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(114,860)	$(150,478)	$(6,138,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	95,176
Deferred compensation	32,333	-	32,333
Loss on sale of mining equipment	-	-	177,193
Options exercised for services	-	-	276,691
Gain on settlements of debt	-	-	(142,442)
Stock issued for current debt	70,000	-	540,041
Stock issued for officer’s wages & services	-	-	252,700
Stock issued for professional services	-	20,917	323,727
Stock issued for exploration costs	-	-	711,000
Stock options granted	-	-	381,340
Expenses paid on behalf of Company	-	-	42,610
(Decrease) increase in:
Accounts receivable	(1,000,000)	-	(1,000,000)
Accounts payable and accrued expenses	15,000	(12,974)	261,754
Accrued payables, related parties	-	(12,482)	416,546
Amount due to director	15,482	-	15,482
Net cash flows provided by (used in) operating activities	(982,045)	(167,317)	(3,754,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	1,000,000	(1,000,000)	-
Purchase of fixed assets	-	-	(95,174)
Net cash flows provided by (used in) investing activities	1,000,000	(1,000,000)	(95,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) related party loans	-	-	214,133
Proceeds from borrowings	-	-	84,937
Proceeds from subscription receivable	-	-	25,000
Proceeds from sale of common stock	-	1,150,000	3,547,835
Net cash flows provided by (used in) financing activities	-	1,150,000	3,871,905

Effect of exchange rate changes on cash	(20,300)	20,713	(18,431)

NET INCREASE (DECREASE) IN CASH	(2,345)	3,396	3,598
Cash, beginning of period	7,439	417	1,496
Cash, end of period	$5,094	$3,813	$5,094

SUPPLEMENTAL CASH FLOWS INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Note receivable from sale of mining equipment	$-	$-	$45,000
Common stock issued for mineral property interests	$(1,200,000)	$1,200,000	$-
Common stock issued for investments	$(7,950,000)	$3,000,000	$-
Common stock issued on settlement of debt	$-	$-	$660,323

The accompanying notes are an integral part of these interim financial statements.

APOLO GOLD & ENERGY INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(An Exploration Stage Company)

For the Nine Months ended March 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Consolidation

The financial statements include the accounts of Apolo Gold & Energy Asia Limited (“APLL Asia”), previously a 100% owned subsidiary of the Company. On March 10, 2015, the shares of APLL Asia were sold to a 3rd party for $100.

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

Going Concern

As shown in the financial statements, the Company incurred a net loss of $114,860 for the period ended March 31, 2015 and has an accumulated deficit of $8,001,705, other income of $101, and limited cash resources as at March 31, 2015.

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

Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended March 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

NOTE 3 – PREFERRED STOCK

The Company’s directors authorized 25,000,000 preferred shares with a par value of $0.001. The preferred shares will have rights and preferences set from time to time by the Board of Directors. As of March 31, 2015 and June 30, 2014, the Company has no preferred shares issued and outstanding.

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

On January 19, 2015, the Company cancelled the above acquisitions and returned all rights of the three gold exploration claims to Yinfu Gold Corporation. The cancellation was by mutual consent between the companies and no penalties have been exacted. The six million shares issued to Yinfu Gold Corporation via its subsidiary Element Resources International Ltd., for the interest in the three claims have been returned and cancelled effective February 3, 2015.

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

On February 3, 2015, six million shares issued for the acquisition of three mineral properties have been effectively returned after cancellation.

On February 18, 2015, the Company issued 700,000 common shares to a director as repayment of debt.

At March 31, 2015, there are 23,132,118 common shares issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as at March 31, 2015, June 30, 2014 and March 31, 2014.

NOTE 7 – SHARES TO BE CANCELLED

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. However, due to failed negotiations and sellers’ failure to provide the required financial information, the acquisition exercise for Everenergy was unsuccessful and consequently the acquisition was cancelled.

The Company is seeking the return of the 8 million shares and has issued a demand notice for the return of the $1-million payment.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months period ended March 31, 2015, the Chief Executive Officer, made various expense payments for and on behalf of the Company amounting to US$15,482 (nine months ended March 31, 2014 - $61,617). Such amount was treated as advance made to the Company.

The Company incurred management fees during the period to its Chief Financial Officer amounted to $11,250 during the nine months ended March 31, 2015 (nine months ended March 31, 2014 - $7,955).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company has the following commitments:

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

On April 16, 2002, the Company announced the acquisition of the mining rights to a property known as the Napal Gold Property, (“NUP”). This property is located 48 km southwest of Bandar Lampung, Sumatra, Indonesia. The property consists of 733.9 hectares and possesses a Production Permit (a KP) # KW. 098PP325.

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

On December 11, 2013, the Company acquired a 70% interest in three gold exploration claims in China’s Xinjiang Province. The Company issued 1.2-million shares for the claims to Yinfu Gold Corporation (“Yinfu”)

On December 23, 2013, the Company acquired a 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued 8-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company agreed to acquire an additional 29% interest in Everenergy. The consideration is to be settled with the issuance of 11-million restricted common stock at a deemed price of $0.45 per share. However, due to negotiation and sellers’ personal reasons, the acquisition exercise for Everenergy was unsuccessful and consequently the whole acquisition was cancelled.

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

As of February 18, 2015, the Company issued 700,000 common shares to a director as repayment of debt.

On March 10, 2015, the Company sold its subsidiary Apolo Gold & Energy Asia Limited for $100.

The Company continues to pursue opportunities in the natural resource industry and will consider an investment in any other energy related business in order to create value.

At March 31, 2015, the Company had funds on hand of $5,094.

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

Results of Operations

In the nine months ended March 31, 2015, the Company incurred a loss of $114,860 (2014 - $150,478). Consulting and professional fees for the nine months ended March 31, 2015 were $105,442 (2014 - $124,683), as business operations increased with a change in management.

General and administrative costs were $9,519 in the nine month period ended March 31, 2015 (2014 - $25,795) due to increased business activity.

The Company recognizes that it will require additional capital in order to continue to develop its mineral properties. There is no assurance at this time that said capital can be raised on terms and conditions acceptable to management.

At March 31, 2015 there were 23,132,118 shares outstanding. This includes the issuance of 1,875,000 common shares at $0.08 per share for total proceeds of $150,000; 1,053,823 common shares for services; 5,000,000 common shares issued at $0.20 per share for proceeds of $1,000,000; 8,000,000 common shares for a 24% interest in Everenergy, a lithium battery manufacturer; and 700,000 common shares issued at $0.10 per share as repayment of debt, during the nine month period ended March 31, 2015. The Company at March 31 2015 had current trade accounts payable of $25,079 compared to $10,079 at June 30, 2014 and $11,948 at March 31, 2014. The trade payables are largely attributed to Everenergy share acquisition. During the nine months ended March 31, 2015, the director of the Company advanced $nil (2014 - $61,617) to the Company.

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

On February 3, 2015, the Company effectively cancelled all the 6,000,000 common shares originally issued for the acquisition of the three gold exploration claims

Cash on hand at March 31, 2015 amounted to $5,094. The Company is aware that additional financing will be required in order to continue its pursuit of a mineral property opportunity or a comparable opportunity in a related field. There is no assurance that additional funding will be successfully completed.

The Company has no employees other than officers and uses consultants as and when necessary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited financial resources at March 31, 2015 with funds on hand of $5,094 vs. $7,439 at June 30, 2014 and $3,813 at March 31, 2014.

The Company has current accounts payable at March 31, 2015 of $25,079 compared to $10,079 at June 30, 2014 and $11,948 at March 31, 2014.

As at March 31, 2015, the Company has current accounts receivable of $1-million as part of the cancellation of the Everenergy acquisition.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

During the nine months ended March 31, 2015, the director of the Company advanced $nil (2014 - $61,617) to the Company. The advance is payable upon demand.

While in the pursuit of additional working capital, the Company is also very active in reviewing other resource development opportunities and will continue with these endeavors.

Inflation has not been a factor during the nine months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 30, 2015

/s/ Kelvin Chak Wai Man
Kelvin Chak Wai Man, President, Chief Executive Officer and Secretary

/s/ Edward Low
Edward Low, Chief Financial Officer

