Form 10-K
period 2015-06-30
Wincash Apolo Gold & Energy, Inc.
filed 2015-09-02
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number: 000-27791

Wincash Apolo Gold & Energy, Inc.

(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

9/F, Kam Chung Commercial Building
19-21 Hennessy Road, Wanchai, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 3111 7718

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, 0.001 par value

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of 0.15 per share is 549,746.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,872,118 shares of Common Stock as of July 27, 2015.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Apolo Gold & Energy Inc, (the “Company”) was incorporated in March 1997 under the laws of the State of Nevada as Apolo Gold Inc., for the purpose of financing and operating precious metals concessions. In May 2005, the Company amended its articles of incorporation to change the name of the Company from Apolo Gold Inc. to Apolo Gold & Energy Inc.

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

On December 11, 2013, the Company acquired 70% interest in three gold exploration claims located in China’s Xinjiang Province from Yinfu Gold Corp. (“Yinfu”). The Company issued six million shares of restricted common stocks for the claims.

On December 23, 2013, the Company acquired 24% equity interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The consideration was settled by the issuance of eight-million restricted common stocks at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% equity interest in Everenergy. The consideration was settled with the issuance of 11-million restricted common stock at a deemed price of $0.45 per share.

On September 17, 2014, the Company cancelled both transactions with Everenergy and had requested return of the $1-million payment and all the shares. The 11-million shares issued were effectively cancelled on October 21, 2014. The remaining 8-million shares issued are in the process of cancellation and the $1 million paid for the acquisition was written off as investment loss.

On January 19, 2015, the Company and Yinfu reached a mutual agreement to terminate the acquisition of the 70% interest in the three gold exploration claims in the PRC. On February 3, 2015, all six million shares of restricted common stock had been returned by the wholly owned subsidiary of Yinfu and cancelled by the Company.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Kelvin Chak Wai Man, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 40% equity interest, (ii) Mr. Tsap Wai Ping, a relative of the CEO of the Company, who acquired 50% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments.

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

6. There are currently 29,872,118 common shares outstanding at July 27, 2015 out of a total authorized capital of 300,000,000 shares. This is after giving effect of the cancellation issuance of 11,000,000 common shares for the acquisition of 29% interest in Everenergy; cancellation issuance of 6,000,000 common shares for the three mineral properties; issuance of 1,040,000 common shares as debt settlement; issuance of 6,400,000 common shares as consulting services provided. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at 9/F, Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong. Its telephone number is 852-3111-7718.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Description of Property

None

ITEM 3. Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4. Mine Safety Disclosures

None

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

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

Quarter Ended	High Bid	Low Bid

Sep 30, 2014	$0.11	$0.11
Dec 31, 2014	$0.10	$0.10
Mar 31, 2015	$0.13	$0.11
Jun 30, 2015	$0.25	$0.18

The common shares were consolidated 20:1 as a result of shareholder approval on October 29, 2010. The consolidation was effective November 29, 2010. Quotations for September 30, 2010 are based on pricing prior to consolidation of shares.

As of July 27, 2015, there were 207 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

On December 11, 2013, the Company acquired 70% interest in three gold exploration claims located in China’s Xinjiang Province from Yinfu Gold Corp. (“Yinfu”). The Company issued 6,000,000 shares of restricted common stock for the claims at $0.20 per share for the consideration of $1,200,000. On January 19, 2015, the Company and Yinfu reached a mutual agreement to terminate the acquisition at the current market value of $0.10 per share and therefore an investment loss of $600,000 was resulted. On February 3, 2015, all 6,000,000 shares of restricted common stock were returned and effectively cancelled.

On December 23, 2013, the Company acquired 24% interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”) for a consideration of $4,000,000. The consideration was settled with the issuance of 8,000,000 shares of restricted common stock at a deemed price of $0.375 per share, plus $1,000,000 in cash.

On February 19, 2014, the Company acquired an additional 29% interest in Everenergy for a consideration of $4,950,000. The consideration was settled with the issuance of 11,000,000 shares of restricted common stock at a deemed price of $0.45 per share.

On September 17, 2014, the Company cancelled both transactions with Everenergy at the current market value of $0.12 per share and requested the return of $1,000,000 cash payment. The 11,000,000 shares were effectively cancelled on October 21, 2014and the remaining 8,000,000 shares are to be cancelled as of June 30, 2015. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and therefore a total investment loss of $6,670,000 was resulted.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Kelvin Chak Wai Man, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 40% equity interest, (ii) Mr. Tsap Wai Ping, a relative of the CEO of the Company, who acquired 50% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance its value.

Results of Operations - Year ended June 30, 2015 compared to year ended June 30, 2014

REVENUES: The Company had no revenues in the past fiscal years.

EXPENSES:

During the fiscal year ending June 30, 2015 and June 30, 2014, the Company had no exploration costs. Total expenses for the year amounted to $7,549,476 compared to $210,554 in the year ending June 30, 2014, an increase of $7,338,922. The increase is mainly attributable to the investment loss of $7,270,000 which resulted from the termination of the acquisition of (i) 70% interest in gold exploration claims in Mainland China and (ii) an aggregate 53% equity interest in Jiangxi Everenergy New Material Co., Ltd. These transactions details are stated in the note 4 and 5 to the Notes to the Consolidated Financial Statements in this Annual Reporting.

Consulting and professional fees amounted to $237,597 compared to $179,724 for the year ending June 30, 2014. Among the consulting and professional fees, approximately $122,300 and $51,700 were settled by stock based compensation for the year ended June 30, 2015 and 2014, respectively.

There were no additional or extraordinary expenses incurred in the current year ending June 30, 2015 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders.

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

Cash and cash equivalents at June 30, 2015 was $14,403 compared to $7,439 in 2014 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2015 was $142,531 as compared to $144,847 for the comparable year ended in 2014. The cash used in operating activities are mainly attributed from the net loss of $7,549,476 for the year ended June 30, 2015 and off set by the investment loss of $7,270,000 and stock based compensation of $122,333.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2015 and 2014 was $0 and $1,000,000, respectively. The cash used in investing activities for the year ended June 30, 2014 was for the acquisition of equity interest of Jiangxi Everenergy New Material Co. Limited.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended June 30, 2015 and 2014 was $146,482 and $1,150,000, respectively. The cash provided by financing activities for the year ended June 30, 2015 was advances from a director and comparable to the same period in 2014 was the sale of common stocks.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. At July 27, 2015, the Company had 21,872,118 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at June 30, 2015 with cash and cash equivalents of $14,403 and $7,439 as of June 30, 2015 and 2014, respectively.

Other payables and accrued liabilities as of June 30, 2015 amounted to $24,691 compared to $10,079 as of June 30, 2014. The other payables and accrued liabilities as of June 30, 2015 include amounts owing for professional fees, and sundry amounts owing to former suppliers.

As of June 30, 2015, the amount due to a director was $10,000. As of June 30, 2014, the amount due from a director was $15,482. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of June 30, 2015, we did not have any contractual obligations and commitments.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended June 30, 2015, and are included elsewhere in this annual report on Form 10-K.

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2015. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2015, Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2015. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Wincash Apolo Gold & Energy, Inc.

We have audited the accompanying consolidated balance sheets of Wincash Apolo Gold & Energy, Inc. (an Exploration Stage Company) as of June 30, 2015 and the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity and consolidated statements of cash flows for the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2015 and 2014 and the results of its operations and its consolidated cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: August 27, 2015
Kuala Lumpur, Malaysia

WINCASH APOLO GOLD & ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$14,403	$7,439
Amount due from a director	-	15,482

Total current assets	14,403	22,921

Non-current assets
Mineral property interests	-	1,200,000
Investments	-	8,950,000

TOTAL ASSETS	$14,403	$10,172,921

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$24,691	$10,079
Amount due to a director	10,000	-

Total liabilities	34,691	10,079

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,872,118 and 39,432,118 shares issued and outstanding as of June 30, 2015 and 2014, respectively	21,872	41,316
Additional paid-in capital	15,939,279	18,038,835
Deferred compensation	(550,000)	(32,333)
Accumulated other comprehensive income	4,882	1,869
Accumulated deficit	(15,436,321)	(7,886,845)
Total stockholders’ (deficit) equity	(20,288)	10,162,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,403	$10,172,921

See accompanying notes to the consolidated financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended June 30,
	2015	2014

Revenues	$-	$-
Operating expenses
Stock based compensation	122,333	51,667
General and administrative expenses	157,143	158,887

Total operating expenses	279,476	210,554

Loss before income tax	(279,476)	(210,554)

Other expense:
Investment loss	(7,270,000)	-

Loss before income tax	(7,549,476)	(210,554)
Income tax expense	-	-

Net loss	$(7,549,476)	$(210,554)

Other comprehensive income:
- Foreign currency translation income	3,013	1,869
Comprehensive loss	$(7,546,463)	(208,685)

Net loss per share – Basic and diluted	$(0.31)	$(0.01)

Weighted average common stock outstanding – Basic and diluted	24,599,570	22,298,569

See accompanying notes to the consolidated financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Curreny expressed in United States Dollars (“US$”))

	For the years ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,549,476)	$(210,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment loss	7,270,000	-
Stock based compensation	122,333	51,667
Changes in operating assets and liabilities
Other payables and accrued expenses	14,612	(14,843)
Amount due to related parties	-	28,883
Net cash used in operating activities	(142,531)	(144,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co., Limited	-	(1,000,000)

Net cash used in investing activities	-	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to a director	146,482	-
Proceeds from sale of common stock	-	1,150,000

Net cash provided by financing activities	146,482	1,150,000

Effect of exchange rate changes on cash and cash equivalents	3,013	1,869

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,964	7,022
Cash and cash equivalents, beginning of year	7,439	417

Cash and cash equivalents, end of year	$14,403	$7,439

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Cancellation of shares issued for mineral property interests	600,000	-
Cancellation of shares issued for investments in Jiangxi Everenergy New Material Co., Limited	2,280,000	-
Shares issued for debt settlement	121,000	130,764
Shares issued for mineral property interests	-	1,200,000
Shares issued for investments in Jiangxi Everenergy New Material Co., Limited	-	7,950,000

See accompanying notes to the consolidated financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional		Accumulated other		Total
	Number of shares	Amount	paid-in capital	Deferred compensation	comprehensive income	Accumulated deficit	stockholders’ equity

Balance as of July 1, 2013	6,503,295	$6,503	$7,558,884	$-	$-	$(7,676,291)	$(110,904)
Shares issued for working capital of $0.08 per share	1,875,000	1,875	148,125	-	-	-	150,000
Shares issued for stock based compensation	1,053,823	1,054	213,710	(32,333)	-	-	182,431
Shares issued at a price of $0.20 per share	5,000,000	5,000	995,000	-	-	-	1,000,000
Shares issued for purchase of gold exploration claims at $0.20 per share	6,000,000	6,000	1,194,000	-	-	-	1,200,000
Shares issued for investment in in Jiangxi Everenergy New Material Co., Limited at $0.375 per share	8,000,000	8,000	2,992,000	-	-	-	3,000,000
Shares issued for investment in Jiangxi Everenergy New Material Co., Limited at $0.45 per share	11,000,000	11,000	4,939,000	-	-	-	4,950,000
Net loss	-	-	-	-	-	(210,554)	(210,554)
Foreign currency translation adjustment	-	-	-	-	1,869	-	1,869
Balance as of June 30, 2014	39,432,118	39,432	18,040,719	(32,333)	1,869	(7,886,845)	10,162,842
Cancellation of shares issued for investment in Jiangxi Everenergy New Material Co., Limited	(11,000,000)	(11,000)	(1,309,000)	-	-	-	(1,320,000)
Cancellation of shares issued for purchase of gold exploration claims	(6,000,000)	(6,000)	(594,000)	-	-	-	(600,000)
Shares issued for debt settlement at $0.10 per share	700,000	700		69,300		-	70,000
Shares issued for stock based compensation at $0.10 per share	6,400,000	6,400	633,600	(550,000)	-	-	90,000
Shares to be issued for debt settlement at $0.15 per share	340,000	340	50,660	-	-	-	51,000
Shares to be cancelled for termination of investments	(8,000,000)	(8,000)	(952,000)	-	-	-	(960,000)
Amortization of deferred compensation	-	-	-	32,333	-	-	32,333
Net loss	-	-	-	-	-	(7,549,476)	(7,549,476)
Foreign currency translation adjustment	-	-	-	-	3,013	-	3,013
	21,872,118	$21,872	$15,939,279	$(550,000)	$4,882	$(15,436,321)	$(20,288)

See accompanying notes to the consolidated financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc.(“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada.

On December 11, 2013, the Company entered into a sale agreement with Yinfu Gold Corp. (“Yinfu”) to acquire 70% interest in three gold exploration claims located in Xinjian Province, the People’s Republic of China (the “PRC”). The Company issued 6,000,000 shares of restricted common stock of the Company at $0.20 per share for the consideration of $1,200,000. On January 19, 2015, the Company and Yinfu reached a mutual agreement to terminate the acquisition at the current market value of $0.10 per share and an investment loss of $600,000 was resulted.

On December 23, 2013, the Company entered into an Asset Sale & Purchase Agreement with Mr. Tang Wenbo (“Mr. Tang”) to acquire Mr. Tang’s 24% equity interest and assets in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued 8,000,000 shares of restricted common stock of the Company at $0.375 per share and paid $1,000,000 for the aggregate consideration of $4,000,000.

On February 19, 2014, the Company entered into an Asset Sale & Purchase Agreement with Mr. Hu Qinjian (“Mr. Hu”) to acquire Mr. Hu’s 29% equity interest and assets in Everenergy. The Company issued 11,000,000 shares of restricted common stock of the Company at $0.45 per share for the consideration of $4,950,000.

On September 17, 2014, the Company terminated the Asset Sale & Purchase Agreements with Mr. Tang and Mr. Hu for the acquisition of 24% and 29% equity interest and assets in Everenergy, respectively due to neither Mr. Tang, Mr. Hu or Everenergy had complied various terms and conditions of the Asset Sale & Purchase Agreement. On the same day, the Board of Directors approved the cancellation of the total 19,000,000 shares of restricted common stock at the current market value of $0.12 per share. On October 21, 2014, 11,000,000 shares were returned and effectively cancelled and the remaining 8,000,000 shares are to be cancelled on June 30, 2015. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and a total investment loss of $6,670,000 was resulted.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to Mr. Kelvin Chak, the Chief Executive Officer (“CEO”) and director of the Company, Mr. Tsap Wai Ping, the brother of the CEO and China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, for a consideration of $100. For the year ended June, 30, 2015, there was no gain or loss recognized on the disposal of a subsidiary.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of June 30, 2015, the Company does not hold any mineral property exploration claims.

NOTE 2 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company suffered an accumulated deficit of $15,436,321 and the Company had generated limited revenue and had no committed sources of capital or financing for the reporting period.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2015, the Company suffered the accumulated deficits of $15,436,321 from prior years and suffered from a working capital deficit of $20,288. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

On February 13, 2015, the Company disposed of its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited), a company incorporated in Hong Kong, to Mr. Kelvin Chak, the Chief Executive Officer (“CEO”) and director of the Company, Mr. Tsap Wai Ping, the brother of the CEO and China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, for a consideration of $100. For the year ended June 30, 2015, there was no gain or loss recognized on the disposal of a subsidiary.

Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

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

Stock-based compensation

The Company adopts FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivable, notes receivable, accounts payable and loans from related parties approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s former subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollars (“HK$”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	June 30,
	2015	2014
Year-end HK$ : US$1 exchange rate	7.7550	7.7511
Year-average HK$ : US$1 exchange rate	7.7533	7.7528

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10,Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 – MINERAL PROPERTY INTERESTS

On December 11, 2013, the Company entered into a sale agreement with Yinfu Gold Corp. (“Yinfu”) to acquire 70% interest in three gold exploration claims located in Xinjian Province, the PRC. The Company issued 6,000,000 shares of restricted common stock at $0.20 per share to the wholly owned subsidiary of Yinfu in payment of $1,200,000 for the acquisition.

On January 19, 2015, the Company and Yinfu reached a mutual agreement to terminate the acquisition of the 70% interest in the three gold exploration claims in the PRC. All 6,000,000 shares of restricted common stock were returned and cancelled at the current market value of $0.10 per share and an investment loss of $600,000 was resulted.

As of June 30, 2015, the Company does not hold any mineral property exploration claims.

NOTE 5 – INVESTMENTS

On December 23, 2013, the Company entered into an Asset Sale & Purchase Agreement with Mr. Tang Wenbo (“Mr. Tang”) to acquire Mr. Tang’s 24% equity interest and assets in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The Company issued 8,000,000 shares of restricted common stock of the Company at $0.375 per share and paid $1,000,000 for the aggregate payment of $4,000,000 for the acquisition.

On February 19, 2014, the Company entered into an Asset Sale & Purchase Agreement with Mr. Hu Qinjian (“Mr. Hu”) to acquire Mr. Hu’s 29% equity interest and assets in Everenergy. The Company issued 11,000,000 shares of restricted common stock of the Company at $0.45 per share for the consideration of $4,950,000 for the acquisition.

On September 17, 2014, the Company terminated the Asset Sale & Purchase Agreements with Mr. Tang and Mr. Hu for the acquisition of 24% and 29% equity interest and assets in Everenergy, respectively due to neither Mr. Tang, Mr. Hu and Everenergy had complied various terms and conditions of the Asset Sale & Purchase Agreement. On the same day, the Board of Directors approved the cancellation of all 19,000,000 shares of restricted common stock at a current market value of $0.12 per share. On October 21, 2014, 11,000,000 shares of restricted common stock were returned and effectively cancelled and the remaining 8,000,000 shares are to be cancelled as of June 30, 2015. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and a total investment loss of $6,670,000 was resulted.

As of June 30, 2015, the Company does not hold any investments.

NOTE 6 – AMOUNT DUE TO A DIRECTOR

As of June 30, 2015, the director of the Company has advanced $10,000 for the payment of administrative expenses., The amount is unsecured, bears no interest and is payable upon demand.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – COMMON STOCK

On September 30, 2013, the Company issued 1,875,000 shares of restricted common stock at $0.08 per share for a private placement of $150,000.

On December 1, 2013, the Company issued 200,000 shares of restricted common stock at $0.08 per share for the rendering of business consulting services of $16,000. As of December 1, 2013, the current value was $0.23 per share.

On December 1, 2013, the Company issued 100,000 shares of restricted common stock at $0.23 per share for the rendering of business consulting services of $23,000. As of December 1, 2013, the current market value was $0.23 per share.

On December 4, 2013, the Company issued 5,000,000 shares of restricted common stock at $0.20 per share for a private placement of $1,000,000.

On December 11, 2013, the Company issued 6,000,000 shares of restricted common stock at $0.20 per share in lieu of $1,200,000 consideration for the acquisition of 70% interest in three gold exploration claims in the PRC. As of December 11, 2013, the current market value was $0.25 per share. On January 19, 2015, the Company and Yinfu mutually agreed to terminate the acquisition and cancel all 6,000,000 shares at the current market value of $0.10 per share.

On December 23, 2013, the Company issued 8,000,000 shares of restricted common stock at $0.375 per share plus $1,000,000 in cash for the acquisition of 24% equity interest in Everenergy with an aggregated consideration of $4,000,000. As of December 23, 2013, the current market value was $0.33 per share.

On February 11, 2014, the Company issued 100,000 shares of restricted common stock at $0.45 per share for the rendering of business consulting services of $45,000. As of February 11, 2014, the current market value was $0.45 per share.

On February 19, 2014, the Company issued 11,000,000 shares of restricted common stock at $0.45 per share for the acquisition of additional 29% equity interest in Everenergy in a consideration of $4,950,000. As of February 19, 2014, the current market value was $0.35 per share.

On June 16, 2014, the Company issued 653,823 shares of restricted common stock at $0.20 per share to settle a debt of $130,764 owed to the Chief Executive Officer and director of the Company. As of June 16, 2014, the current market value was $0.15 per share.

On September 17, 2014, the Board of Directors approved the cancellation of the total 19,000,000 shares of restricted common stocks issued for the acquisition of equity interest in Everenergy at a current market value of $0.12 per share. The 11,000,000 shares issued to Mr. Hu were effectively cancelled on October 21, 2014 and the remaining 8,000,000 shares issued to Mr. Tang are to be cancelled as of June 30, 2015.

On February 12, 2015, the Company issued 700,000 shares of restricted common stock at $0.10 per share to settle a debt of $70,000 owed to the Chief Executive Officer and director of the Company. As of February 12, 2015, the current market value was $0.10 per share.

On June 4, 2015, the Company issued 6,000,000 shares of restricted common stock at $0.10 per share for the rendering of business and strategic consulting services of $600,000 in a service period of twelve months commencing from June 2015. For the year ended June 30, 2015, the Company amortized $50,000 to the operations using the straight-line method. As of June 30, 2015, the deferred expenditure is recorded as $550,000.

On June 9, 2015, the Company issued 400,000 shares of restricted common stock at $0.10 per share for the rendering of administrative consulting services of $40,000. As of June 9, 2015, the current market value was $0.10 per share.

On June 26, 2015, the Board of Directors of the Company approved to issue 340,000 shares of restricted common stock at $0.15 per share to settle a debt of $51,000 owed to the Chief Executive Officer and director of the Company. All 340,000 shares were issued subsequently on July 2, 2015. As of June 26, 2015, the current market value was $0.16 per share.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2015 and 2014.

As of June 30, 2015 there are 21,872,118 shares of common stock issued and outstanding.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – INCOME TAX

For the years ended June 30, 2015 and 2014, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the years ended June 30,
	2015	2014

Tax jurisdictions from:
- Local	$(7,521,068)	$(120,320)
- Foreign	(28,408)	(90,234)

Loss before income tax	$(7,549,476)	$(210,554)

The provision for income taxes consisted of the following:

For the years ended June 30,
	2015	2014

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-
	$-	$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2015, the operations in the United States of America incurred $15,436,319 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $3,859,080 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2015, Mr. Kelvin Chak, the CEO and director of the Company paid a total of $50,596 for general expenses and management fees of $25,482 and $25,114, respectively.

On February 12, 2015, the Company issued 700,000 shares of restricted common stocks at $0.10 per share to settle a debt of $70,000 owed to the CEO and director of the Company at the current market value of $0.10 per share.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Kelvin Chak Wai Man, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 40% equity interest, (ii) Mr. Tsap Wai Ping, the brother of the CEO of the Company, who acquired 50% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 4, 2015, the Company issued 2,000,000 shares of restricted common stocks at $0.10 per share for the rendering of business consulting services provided by the brother of the CEO and director of the Company at the current market value of $0.11 per share.

On June 9, 2015, the Company issued 200,000 shares of restricted common stocks at $0.10 per share for the rendering of administrative consulting services provided by the Chief Financial Officer of the Company at the current market value of $0.22 per share.

On June 26, 2015, the Board of Directors of the Company approved to issue 340,000 shares of restricted common stock at $0.15 per share to settle a debt of $51,000 owed to the CEO and director of the Company at the current market value of $0.16 per share. All 340,000 shares were issued subsequently on July 2, 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2015, the Company has no commitments or contingencies involved.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2015 up through the date the Company issued the audited consolidated financial statements. There were no subsequent events that required recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30, 2015 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Wincash Apolo Gold & Energy Inc., #210 – 905 West Pender Street, Vancouver BC, Canada V6C 1L6.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2015 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2015, and 2014, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Kelvin Chak, CEO	2015	Nil	Nil	Nil	Nil	Nil

Edward Low, CFO	2015	15,000	20,000	Nil	Nil	Nil

Option Grants in Last Fiscal Year and June 30, 2015 was - Nil

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

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2015 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2015 none of our Named Executive Officers received a salary increase.

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

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Class	Beneficial Owner	Position	Amount and Nature of Beneficial Owner	% of Class

Common	Kelvin Chak	Director, Chairman, CEO	3,568,823	11.95%

	Edward Low	CFO	300,000	0.01%

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2015, Mr. Kelvin Chak, the CEO and director of the Company paid a total of $50,596 for general expenses and management fees of $25,482 and $25,114, respectively.

On February 12, 2015, the Company issued 700,000 shares of restricted common stocks at $0.10 per share to settle a debt of $70,000 owed to the CEO and director of the Company at the current market value of $0.10 per share.

On February 13, 2015, the Company disposed of its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to Mr. Kelvin Chak, the CEO and director of the Company, Mr. Tsap Wai Ping, a relative of the CEO, and China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, for a consideration of $100.

On June 4, 2015, the Company issued 2,000,000 shares of restricted common stocks at $0.10 per share for the rendering of business consulting services provided by the brother of the CEO and director of the Company at the current market value of $0.11 per share.

On June 9, 2015, the Company issued 200,000 shares of restricted common stocks at $0.10 per share for the rendering of administrative consulting services provided by the Chief Financial Officer of the Company at the current market value of $0.22 per share.

On June 26, 2015, the Board of Directors of the Company approved to issue 340,000 shares of restricted common stock at $0.15 per share to settle a debt of $51,000 owed to the CEO and director of the Company at the current market value of $0.16 per share. All 340,000 shares were issued subsequently on July 2, 2015.

Item 14. Principal Accountant Fees And Services

Weld Asia Associates is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2015.

Audit Fees

Weld Asia Associates was paid aggregate fees of approximately $19,000 for professional services rendered including (i) the 2015 audit of the Company’s annual financial statements, and (ii) the reviews of the financial statements included in the Company’s quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

Weld Asia Associates was not paid any additional fees for the fiscal years ended June 30, 2015 and 2014 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Weld Asia Associates was not paid any aggregate fees for the fiscal years ended June 30, 2015 and 2014 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Weld Asia Associates was paid no other fees for professional services during the fiscal years ended June 30, 2015 and 2014.

Item 15. Exhibits and Financial Statement Schedules

A. Exhibits

3.1	Articles of Incorporation (Incorporated by reference from Form 10SB)

3.2	By-Laws effective May 20, 2005 (Incorporated by reference from Current Report on Form 8-K filed on May 31, 2005)

3.3	Certificate of Amendment (Incorporated by reference from Annual Report on Form 10KSB filed on August 29, 2005).

14	Code of Ethics (Incorporated by reference from Annual Report on Form 10KSB filed on August 27, 2004)

16.1	Letter of Williams & Webster, P.S., dated September 16, 2008, regarding change in certifying accountant of Apolo Gold & Energy, Inc. (Incorporated by reference from Current Report on Form 8-K filed on September 16, 2008)

31.1	Sarbanes Oxley Section 302 Certification from C.E.O.

31.2	Sarbanes Oxley Section 302 Certification from C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O.

32.2	Sarbanes Oxley Section 906 Certification from C.F.O.

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 2, 2015

/s/ Kelvin Chak
Kelvin Chak, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelvin Chak
Kelvin Chak	Chairman, President, CEO, Director	September 2, 2015

/s/ Edward Low
Edward Low	Chief Financial Officer	September 2, 2015

