Form 10-Q
period 2015-09-30
Wincash Apolo Gold & Energy, Inc.
filed 2015-11-19
CIK 1040721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-27791

Wincash Apolo Gold & Energy, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	98-0412805
(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 2201, 22/F Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 3111 7718
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 17, 2015, the Registrant had 21,872,118 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited)

WINCASH APOLO GOLD & ENERGY, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND JUNE 30, 2015
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$494	$14,403

TOTAL ASSETS	$494	$14,403

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Other payables and accrued expenses	$28,146	$24,691
Amount due to a former director	10,000	10,000

Total liabilities	38,146	34,691

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,872,118 shares issued and outstanding as of September 30, 2015 and June 30, 2015	21,872	21,872
Additional paid-in capital	15,939,279	15,939,279
Deferred compensation	(550,000)	(550,000)
Accumulated other comprehensive income	4,879	4,882
Accumulated deficit	(15,453,682)	(15,436,321)
TOTAL STOCKHOLDERS' DEFICIT	(37,652)	(20,288)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$494	$14,403

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months Ended September 30,
	2015	2014

REVENUES	$-	$-

EXPENSES
Consulting and professional fees	14,450	40,033
General and administrative expenses	2,911	2,166
TOTAL EXPENSES	17,361	42,199

LOSS BEFORE INCOME TAXES	(17,361)	(42,199)

Income tax expense	-	-

NET LOSS	(17,361)	(42,199)

Other comprehensive loss:
-Foreign currency translation loss	(3)	(10,452)

COMPREHENSIVE LOSS	$(17,364)	$(52,651)

NET LOSS PER SHARE, BASIC AND DILUTED:	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING, BASIC AND DILUTED:	21,872,118	28,432,118

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,361)	$(42,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts receivable	-	(1,000,000)
Other payables and accrued expenses	3,455	7,886
Amount due to a former director	-	39,289
Net cash used in operating activities	(13,906)	(995,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Effect of exchange rate changes on cash and cash equivalents	(3)	(10,452)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,909)	(5,476)
Cash and cash equivalents, beginning of period	14,403	7,439
Cash and cash equivalents, end of period	$494	$1,963

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for investments	$-	$7,950,000

See accompanying notes to the condensed financial statements.

 WINCASH APOLO GOLD & ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States ("GAAP"), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and notes disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosure made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2015 which has been derived from audited consolidated financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management's Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc.("the Company") was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of September 30, 2015, the Company does not hold any mineral property exploration claims.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2015, the Company has suffered the accumulated deficits of $15,453,682 from prior years and with working capital deficit of $37,652. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company's obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

 WINCASH APOLO GOLD & ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed financial statements and notes.

Use of estimates

Management uses estimates and assumptions in preparing these condensed financial statements that affect the reported amounts of assets and liabilities in the balance sheet, and the revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, "Income Taxes" ("ASC Topic 740"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, "Earnings per Share." Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Comprehensive income

ASC Topic 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders' equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

WINCASH APOLO GOLD & ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

Fair value of financial instruments

The carrying value of the Company's financial instruments: cash and cash equivalents, accounts payable and accrued expenses, and amount due to a former director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, "Fair Value Measurements and Disclosures" ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The reporting currency of the Company is United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company's former subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, "Translation of Financial Statement", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders' equity. The gains and losses are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders' equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and three months ended September 30,
	2015	2014
Period-end HK$ : US$1 exchange rate	$7.7500	$7.7632
Period-average HK$ : US$1 exchange rate	$7.7513	$7.7507

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.

WINCASH APOLO GOLD & ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three months ended September 30, 2015, the Company incurred an operating loss of $17,361. As of September 30, 2015, the operations in the United States of America incurred $15,453,682 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,408,789 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 As of September 30, 2015, the Company has no commitments or contingencies involved.

NOTE 7 – SUBSEQUENT EVENTS

 In accordance with ASC Topic 855, " Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued the condensed financial statements. There were no subsequent events that required recognition or disclosure.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations General Overview

Apolo Gold & Energy Inc. (the "Company") was incorporated in March 1997 under the laws of the State of Nevada. The Company's objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

On December 11, 2013, the Company acquired 70% interest in three gold exploration claims located in China's Xinjiang Province from Yinfu Gold Corp. ("Yinfu").  The Company issued 6,000,000 shares of restricted common stock for the claims at $0.20 per share for the consideration of $1,200,000. On January 19, 2015, the Company and Yinfu reached a mutual agreement to terminate the acquisition at the current market value of $0.10 per share and therefore an investment loss of $600,000 was resulted. On February 3, 2015, all 6,000,000 shares of restricted common stock were returned and effectively cancelled.

On December 23, 2013, the Company acquired 24% interest in Jiangxi Everenergy New Material Co., Ltd. ("Everenergy") for a consideration of $4,000,000. The consideration was settled with the issuance of 8,000,000 shares of restricted common stock at a deemed price of $0.375 per share, plus $1,000,000 in cash.

On February 19, 2014, the Company acquired an additional 29% interest in Everenergy for a consideration of $4,950,000. The consideration was settled with the issuance of 11,000,000 shares of restricted common stock at a deemed price of $0.45 per share.

On September 17, 2014, the Company cancelled both transactions with Everenergy at the current market value of $0.12 per share and requested the return of $1,000,000 cash payment. The 11,000,000 shares were effectively cancelled on October 21, 2014 and the remaining 8,000,000 shares are to be cancelled as of June 30, 2015. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and therefore a total investment loss of $6,670,000 was resulted.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Kelvin Chak Wai Man, the Chief Executive Officer ("CEO") and director of the Company, who acquired 40% equity interest, (ii) Mr. Tsap Wai Ping, a relative of the CEO of the Company, who acquired 50% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance its value.

Results of Operations

REVENUES: The Company had generated no revenues for the three months ended September 30, 2015 and 2014.

EXPENSES:
For the three months ended September 30, 2015, the Company incurred a loss of $17,361 (2014 - $42,199), a decrease of $24,838 or 59%. The decrease was mainly attributed to the decrease in consulting and professional fees from $40,033 for the three months ended September 30, 2014 to $14,450 for the same period ended in 2015, a decrease of $25,583 or 64%.

There were no additional or extraordinary expenses incurred for the three months ended September 30, 2015 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders.

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

Cash and cash equivalents as of September 30, 2015 was $494 compared to $14,403 at June 30, 2015 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities
Net cash used in operating activities for the three months ended September 30, 2015 was $13,906 as compared to $995,024 for the comparable three months ended September 30, 2014. The decrease was mainly attributable to the decrease in the accounts receivable of $1,000,000 being written off as bad debt for the three months ended September 30, 2014.

Cash Used in Investing Activities
Net cash used in investing activities for the three months September 30, 2015 and 2014 was $Nil and $1,000,000, respectively. The cash used in investing activities for the three months ended September 30, 2014 was for the acquisition of equity interest of Jiangxi Everenergy New Material Co., Limited.

The Company has financed its development to date by way of common stock and with loans from directors/ shareholders of the Company. As of October 23, 2015, the Company had 21,872,118 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at September 30, 2015 with cash and cash equivalents of $494 and $1,963 as of September 30, 2015 and 2014, respectively.

As of September 30, 2015, the amount due to a former director who had resigned from his position on September 23, 2015 was $10,000. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

As of September 30, 2015, the Company has no contractual obligations involved.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015 (the "Evaluation Date"). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee: The lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Default Upon Senior Securities: There are no defaults to report.

Item 4. Mine Safety Disclosures: N/A

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description

31.1	Sarbanes Oxley Section 302 Certification from C.E.O./ C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O./ C.F.O.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCASH APOLO GOLD & ENERGY, INC.

Dated: November 19, 2015

/s/ James T. Edwards
JAMES T. EDWARDS President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer