Form 10-Q
period 2015-12-31
Wincash Apolo Gold & Energy, Inc.
filed 2016-02-01
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of December 31, 2015, the Registrant had 21,872,118 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part I. Financial Information

Item 1. Condensed Financial Statements (Unaudited)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$14,403

TOTAL ASSETS	$1,386	$14,403

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Amount due to a director	$9,375	$-
Amount due to a former director	10,000	10,000
Other payables and accrued expenses	7,692	24,691

Total liabilities	27,067	34,691

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,872,118 shares issued and outstanding as of December 31, 2015 and June 30, 2015	21,872	21,872
Additional paid-in capital	15,939,279	15,939,279
Deferred compensation	(264,667)	(550,000)
Stock payable	16,000	-
Accumulated other comprehensive income	4,878	4,882
Accumulated deficit	(15,743,043)	(15,436,321)
TOTAL STOCKHOLDERS’ DEFICIT	(25,681)	(20,288)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,386	$14,403

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

REVENUES	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	288,753	52,998	303,203	93,031
General & administrative expenses	608	3,730	3,519	5,896
TOTAL EXPENSES	289,361	56,728	306,722	98,927

LOSS BEFORE INCOME TAX	(289,361)	(56,728)	(306,722)	(98,927)

Income tax expense	-	-	-	-

NET LOSS	$(289,361)	$(56,728)	$(306,722)	$(98,927)

Other comprehensive loss:
Foreign currency translation loss	(1)	(7,049)	(4)	(17,501)

COMPREHENSIVE LOSS	$(289,362)	$(63,777)	$(306,726)	$(116,428)

NET LOSS PER SHARE, BASIC & DILUTED:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC & DILUTED:	21,872,118	28,432,118	21,872,118	28,432,118

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(306,722)	$(98,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Stock based compensation	301,333	32,333
Changes in operating assets and liabilities
Accounts receivable	-	(1,000,000)
Amount due to a director	9,375	-
Amount due to a former director	-	62,446
Other payables and accrued expenses	(16,999)	15,773
Net cash used in operating activities	(13,013)	(988,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Effect of exchange rate changes on cash and cash equivalents	(4)	(17,501)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,017)	(5,876)
Cash and cash equivalents, beginning of period	14,403	7,439
Cash and cash equivalents, end of period	$1,386	$1,563

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for investments	$-	$7,950,000

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and notes disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosure made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2015 which has been derived from audited consolidated financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices in Vancouver, British Columbia, Canada.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of December 31, 2015, the Company does not hold any mineral property exploration claims.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2015, the Company has suffered the accumulated deficits of $15,743,043 from prior years and with working capital deficit of $25,681. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed financial statements and notes.

Use of estimates

Management uses estimates and assumptions in preparing these unaudited condensed financial statements that affect the reported amounts of assets and liabilities in the balance sheet, and the revenue and expenses during the periods reported. Actual results may differ from these estimates.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.

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

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – AMOUNT DUE TO A DIRECTOR

As of December 31, 2015, the director of the Company has advanced $9,375 for the payment of administrative expenses. The amount is unsecured, bear no interest, and is payable upon demand. Imputed interest is considered insignificant.

NOTE 6 – COMMON STOCK

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2015.

As of December 31, 2015, there were 21,872,118 shares of common stock issued and outstanding.

NOTE 7 – STOCK PAYABLE

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the six months ended December 31, 2015, the Company amortized $1,333 to the operations using the straight-line method. As of December 31, 2015, no shares were issued and $16,000 for this obligation was recorded as stock payable.

NOTE 8 – INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the six months ended December 31, 2015, the Company incurred an operating loss of $306,722. As of December 31, 2015, the operations in the United States of America incurred $15,743,043 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,510,065 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2015, Mr. Tsap Wai Ping, the director of the Company paid $9,375 for general expenses on behalf for the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2015, the Company has no commitments or contingencies involved.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued the condensed financial statements. There were no subsequent events that required recognition or disclosure.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations General Overview

Apolo Gold & Energy Inc. (the “Company”) was incorporated in March 1997 under the laws of the State of Nevada. The Company’s objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary - Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Kelvin Chak Wai Man, the former Chief Executive Officer (“CEO”) and director of the Company, who acquired 40% equity interest, (ii) Mr. Tsap Wai Ping, the current CEO of the Company, who acquired 50% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the six months ended December 31, 2015, the Company amortized $1,333 to the operations using the straight-line method. As of December 31, 2015, no shares were issued and the $16,000 for this obligation was recorded as stock payable.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations

REVENUES: The Company had generated no revenues for the three and six months ended December 31, 2015 and 2014.

EXPENSES:

For the three months ended December 31, 2015, the Company incurred a loss of $289,361 (2014 $56,728), an increase of $232,633 or 410%. The increase is mainly attributed to the stock-based compensation (non-cash) relating to consulting services.

For the six months ended December 31, 2015, the Company incurred a loss of $306,722 (2014 - $98,927), an increase of $207,795 or 210%. The increase is mainly attributed to the stock-based compensation (non-cash) relating to consulting services provided.

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

Cash and cash equivalents as of December 31, 2015 was $1,386 compared to $14,403 at June 30, 2015 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2015 was $13,013 as compared to $988,375 for the comparable six months ended December 31, 2014. The decrease was attributable to the decrease in the accounts receivable of $1,000,000 being written off as bad debt for the six months ended December 31, 2014.

Cash Provided By Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2015 and 2014 was $Nil and $1,000,000, respectively. The net cash provided by investing activities for the six months ended December 31, 2014 was for the investment in Jiangxi Everenergy New Material Co., Limited.

The Company has financed its development to date by way of common stock and with loans from directors/ shareholders of the Company. As of December 31, 2015, the Company had 21,872,118 shares of common stock issued and outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources as of December 31, 2015 with cash and cash equivalents of $1,386 and $1,563 as of December, 2015 and 2014, respectively.

As of December 31, 2015, the amount due to a former director, who had resigned from his position on September 23, 2015, was $10,000. The amount was unsecured, interest free, and is payable upon demand.

As of December 31, 2015, the amount due to a director was $9,375. The amount was unsecured, interest free, and is payable upon demand. Imputed interest is considered insignificant.

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

Contractual Obligations

As of December 31, 2015, the Company has no contractual obligations involved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Default Upon Senior Securities: There are no defaults to report.

Item 4. Mine Safety Disclosures: N/A

Item 5. Other Information: None

Item 6. Exhibits

31.1	Sarbanes Oxley Section 302 Certification from C.E.O. & C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O. & C.F.O.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCASH APOLO GOLD & ENERGY, INC.

Dated: February 1, 2016

/s/ Tsap Wai Ping
TSAP WAI PING President, Chief Executive Officer, Secretary, Director

