Form 10-Q
period 2016-03-31
Wincash Apolo Gold & Energy, Inc.
filed 2016-05-05
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, the Registrant had 21,872,118 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2016 AND JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,062	$14,403

TOTAL ASSETS	$4,062	$14,403

LIABILITIES & STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Amount due to a director	$31,375	$-
Amount due to a former director	10,000	10,000
Other payables and accrued expenses	7,692	24,691

Total liabilities	49,067	34,691

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,872,118 shares issued and outstanding as of March 31, 2016 and June 30, 2015	21,872	21,872
Additional paid-in capital	15,939,279	15,939,279
Deferred compensation	(110,667)	(550,000)
Stock payable	16,000	-
Accumulated other comprehensive income	4,880	4,882
Accumulated deficit	(15,916,369)	(15,436,321)
TOTAL STOCKHOLDERS’ DEFICIT	(45,005)	(20,288)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$4,062	$14,403

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

REVENUES	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	170,500	12,411	473,703	105,442
General & administrative expenses	2,825	3,623	6,344	9,519
TOTAL EXPENSES	173,325	16,034	480,047	114,961

LOSS BEFORE INCOME TAX	(173,325)	(16,034)	(480,047)	(114,961)

Other income	-	101	-	101

NET LOSS	$(173,325)	$(15,933)	$(480,047)	$(114,860)

Other comprehensive loss:
Foreign currency translation loss	(-)	(2,799)	(2)	(20,300)

COMPREHENSIVE LOSS	$(173,325)	$(18,732)	$(480,049)	$(135,160)

NET LOSS PER SHARE, BASIC & DILUTED:	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC & DILUTED:	21,872,118	22,944,618	21,872,118	31,847,081

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,047)	$(114,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Stock based compensation	455,333	32,333
Stock issued for debt	-	70,000
Changes in operating assets and liabilities
Accounts receivable	-	(1,000,000)
Amount due to a director	31,375	-
Amount due to a former director	-	15,000
Other payables and accrued expenses	(16,999)	15,482
Net cash used in operating activities	(10,338)	(982,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Jiangxi Everenergy New Material Co, Ltd.	-	1,000,000
Net cash provided by investing activities	-	1,000,000

Effect of exchange rate changes on cash and cash equivalents	(3)	(20,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,341)	(2,345)
Cash and cash equivalents, beginning of period	14,403	7,439
Cash and cash equivalents, end of period	$4,062	$5,094

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for mineral property interests	$-	1,200,000
Common stock issued for investments	$-	$7,950,000

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

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

In the opinion of management, the consolidated balance sheet as of June 30, 2015 which has been derived from audited consolidated financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties. The Company conducts operations primarily from its administrative offices at Suite 2201, 22/F Malaysia Building, 50 Gloucester Road, Wanchai, Hong Kong.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of March 31, 2016, the Company does not hold any mineral property exploration claims.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2016, the Company has accumulated deficits of $15,916,369 from prior years and with working capital deficit of $45,005. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation . The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – AMOUNT DUE TO A DIRECTOR

As of March 31, 2016, the director of the Company has advanced $31,375 for the payment of administrative expenses. The amount is unsecured, bear no interest, and is payable upon demand. Imputed interest is considered insignificant.

NOTE 6 – COMMON STOCK

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2016.

As of March 31, 2016, there were 21,872,118 shares of common stock issued and outstanding.

NOTE 7 – STOCK PAYABLE

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the nine months ended March 31, 2016, the Company amortized $5,333 to the operations using the straight-line method. As of March 31, 2016, the shares have not been issued and $16,000 for this obligation was recorded as stock payable.

NOTE 8 – INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the nine months ended March 31, 2016, the Company incurred an operating loss of $480,047. As of March 31, 2016, the operations in the United States of America incurred $15,916,369 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,570,729 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2016, Mr. Tsap Wai Ping, the director of the Company paid $31,375 for general expenses on behalf for the Company. A total of $31,375 is owed to Mr .Tsap as at March 31, 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2016, the Company has no commitments or contingencies to report.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date the Company issued the condensed financial statements. There were no subsequent events that required recognition or disclosure.

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

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the nine months ended March 31, 2016, the Company amortized $5,333 to the operations using the straight-line method. As of March 31, 2016, no shares were issued and the $16,000 for this obligation was recorded as stock payable.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations

REVENUES: The Company had generated no revenues for the three and nine months ended March 31, 2016 and 2015.

EXPENSES:

For the three months ended March 31, 2016, the Company incurred a loss of $173,325 (2015 - $15,933), an increase of $157,392 mainly attributed to the stock-based compensation (non-cash) relating to consulting services.

For the nine months ended March 31, 2016, the Company incurred a loss of $480,047 (2015 - $114,860), an increase of $365,187 mainly attributed to the stock-based compensation (non-cash) relating to consulting services provided.

The Company continues to carefully control its cash expenses, and intends to seek additional financing both for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

The Company has no employees in its head office at the present time other than its Officers and Directors, and engages personnel through consulting agreements where necessary as well as outside attorneys, accountants and technical consultants.

Cash and cash equivalents as of March 31, 2016 was $4,062 compared to $14,403 at June 30, 2015 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2016 was $10,338 as compared to $982,045 for the comparable nine months ended March 31, 2015. The decrease was attributable to the decrease in the accounts receivable of $1,000,000 being written off as bad debt for the nine months ended March 31, 2015.

Cash Provided By Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2016 and 2015 was $Nil and $1,000,000, respectively. The net cash provided by investing activities for the nine months ended March 31, 2015 was for the investment in Jiangxi Everenergy New Material Co., Limited.

The Company has financed its development to date by way of common stock and with loans from directors/ shareholders of the Company. As of March 31, 2016, the Company had 21,872,118 shares of common stock issued and outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources as of March 31, 2016 with cash and cash equivalents of $4,062 and $5,094 as of March 31, 2015.

As of March 31, 2016, the amount due to a former director, who had resigned from his position on September 23, 2015, was $10,000. The amount was unsecured, interest free, and is payable upon demand.

As of March 31, 2016, the amount due to a director was $31,375. The amount was unsecured, interest free, and is payable upon demand. Imputed interest is considered insignificant.

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

Contractual Obligations

As of March 31, 2016, the Company has no contractual obligations involved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Default Upon Senior Securities: There are no defaults to report.

Item 4. Mine Safety Disclosures: N/A

Item 5. Other Information: None

Item 6. Exhibits

31.1	Sarbanes Oxley Section 302 Certification from C.E.O.& C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O.& C.F.O.

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCASH APOLO GOLD & ENERGY, INC.

Dated: May 4, 2016

/s/ Tsap Wai Ping
TSAP WAI PING President, Chief Executive Officer, Secretary, Director

