Form 10-K
period 2016-06-30
Wincash Apolo Gold & Energy, Inc.
filed 2016-10-11
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2016 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-27791

Wincash Apolo Gold & Energy, Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

20/F, EIB Centre, 40-44 Bonham Strand
Sheung Wan, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 2516 5060

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.065 per share is $238,223.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,072,118 shares of Common Stock as of September 28, 2016.

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

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. (Tommy) Tsap Wai Ping, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 50% equity interest, (ii) Mr. Kelvin Chak Wai Man, a relative of the CEO of the Company, who acquired 40% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the year ended June 30, 2016, the Company amortized $9,333 to the operations using the straight-line method. As of June 30, 2016, no shares were issued and the $16,000 for this obligation was recorded as stock payable.

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

6. There are currently 30,072,118 common shares outstanding at September 28, 2016 out of a total authorized capital of 300,000,000 shares. This is after giving effect of the cancellation issuance of 11,000,000 common shares for the acquisition of 29% interest in Everenergy; cancellation issuance of 6,000,000 common shares for the three mineral properties; issuance of 1,040,000 common shares as debt settlement; issuance of 6,400,000 common shares as consulting services provided. The Company continues to pursue the return of 8,000,000 shares from the cancelled acquisition of the additional 24% interest in Everenergy. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at 20/F, EIB Centre, 40-44 Bonham Strand, Sheung Wan, Hong Kong. Its telephone number is 852-2516-5060.

ITEM 1B – Unresolved Staff Comments

Not applicable

ITEM 2 - Description of Property

None

ITEM 3 - Legal Proceedings

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4 - Mine Safety Disclosures

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

Quarter Ended	High Bid	Low Bid
Sep 30, 2015	$0.25	$0.11
Dec 31, 2015	$0.25	$0.08
Mar 31, 2016	$0.10	$0.07
Jun 30, 2016	$0.10	$0.06
Sep 30, 2016	$0.10	$0.06

As of September 28, 2016, there were 220 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.

Equity Compensation Plan Information

The Company has no existing Equity Compensation Plan and all options granted under previous plans have been exercised, expired or cancelled.

ITEM 6 – Selected Financial Data

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

On September 17, 2014, the Company cancelled both transactions with Everenergy at the current market value of $0.12 per share and requested the return of $1,000,000 cash payment. The 11,000,000 shares were effectively cancelled on October 21, 2014 and the remaining 8,000,000 shares are to be cancelled. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and therefore a total investment loss of $6,670,000 was resulted.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Tommy Tsap Wai Ping, who acquired 50% equity interest. Mr. Tsap Wai Ping became the Chief Executive Officer (“CEO”) and director of the Company on December 1, 2015. (ii) Mr. Kelvin Chak Wai Man, the former president, CEO and director of the Company and a relative of the current CEO of the Company, acquired 40% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 4, 2015, the Company issued 6,000,000 shares of restricted common stock at $0.10 per share for the rendering of business and strategic consulting services of $600,000 in a service period of twelve months commencing from June 2015. For the years ended June 30, 2016 and 2015, the Company amortized $550,000 and $50,000, respectively to the operations using the straight-line method.

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

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the year ended June 30, 2016, the Company amortized $9,333 to the operations using the straight-line method. As of June 30, 2016, no shares were issued and the $16,000 for this obligation was recorded as stock payable.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations - Year ended June 30, 2016 compared to year ended June 30, 2015

REVENUES: The Company had no revenues in the past fiscal years.

EXPENSES:

During the fiscal year ending June 30, 2016 and June 30, 2015, the Company had no exploration costs. Total expenses for the year ended June 30, 2016 amounted to $614,505 compared to $7,549,476 for the year ended June 30, 2015, a decrease of $6,934,971. The decrease is mainly attributable to the investment loss of $7,270,000 recorded in fiscal year 2015, which resulted from the termination of the acquisition of (i) 70% interest in gold exploration claims in Mainland China and (ii) an aggregate 53% equity interest in Jiangxi Everenergy New Material Co., Ltd.

Consulting and professional fees for the year ended June 30, 2016 amounted to $597,203 compared to $237,597 for the year ended June 30, 2015, an increase of $359,606. Among the consulting and professional fees, approximately $559,333 and $122,300 were settled by stock based compensation for the years ended June 30, 2016 and 2015, respectively.

There were no additional or extraordinary expenses incurred in the current year ending June 30, 2016 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders.

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

Cash and cash equivalents as of June 30, 2016 was $8,993 compared to $14,403 in 2015 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2016 was $39,710 as compared to $142,531 for the comparable year ended in 2015. The cash used in operating activities are mainly attributed from the net loss of $614,505 for the year ended June 30, 2016 and offset by non-cash stock based compensation of $559,333.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2016 and 2015 were $nil.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended June 30, 2016 and 2015 was $34,300 and $146,482, respectively. The cash provided by financing activities for the years ended June 30, 2016 and 2015 were advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. At July 27, 2016, the Company had 21,872,118 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at June 30, 2016 with cash and cash equivalents of $8,993 and $14,403 as of June 30, 2016 and 2015, respectively.

Other payables and accrued liabilities as of June 30, 2016 amounted to $43,067 compared to $24,691 as of June 30, 2015.

As of June 30, 2016, the amount due to a director was $44,300. As of June 30, 2015, the amount due from a director was $10,000. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Contractual Obligations and Commitments

As of June 30, 2016, we did not have any contractual obligations and commitments.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended June 30, 2016, and are included elsewhere in this annual report on Form 10-K

INFLATION

Inflation has not been a factor during the fiscal year ending June 30, 2016. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2016, Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2016. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2016. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Wincash Apolo Gold & Energy, Inc.

We have audited the accompanying balance sheets of Wincash Apolo Gold & Energy, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and cash flows for the years ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: October 7, 2016

Kuala Lumpur, Malaysia

WINCASH APOLO GOLD & ENERGY, INC.

BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$8,993	$14,403
Prepayments	2,914	-

TOTAL ASSETS	$11,907	$14,403

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$43,067	$24,691
Amount due to a director	44,300	10,000

Total liabilities	87,367	34,691

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 21,872,118 and 21,872,118 shares issued and outstanding as of June 30, 2016 and 2015, respectively	21,872	21,872
Additional paid-in capital	15,939,279	15,939,279
Deferred compensation	(6,667)	(550,000)
Stock payable	16,000	-
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,050,826)	(15,436,321)
Total stockholders’ deficit	(75,460)	(20,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,907	$14,403

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended June 30,
	2016	2015

Revenues	$-	$-
Operating expenses
Stock based compensation	559,333	122,333
General and administrative expenses	55,172	157,143

Total operating expenses	614,505	279,476

Other expense:
Investment loss	-	(7,270,000)

Loss before income tax	(614,505)	(7,549,476)
Income tax expense	-	-

Net loss	$(614,505)	$(7,549,476)

Other comprehensive income:
- Foreign currency translation income	-	3,013
Comprehensive loss	$(614,505)	(7,546,463)

Net loss per share – Basic and diluted	$(0.03)	$(0.31)

Weighted average common stock outstanding – Basic and diluted	21,872,118	24,599,570

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	For the years ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(614,505)	$(7,549,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment loss	-	7,270,000
Stock based compensation	559,333	122,333
Changes in operating assets and liabilities
Prepayments	(2,914)	-
Other payables and accrued liabilities	18,376	14,612
Net cash used in operating activities	(39,710)	(142,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to a director	34,300	146,482
Net cash provided by financing activities	34,300	146,482

Effect of exchange rate changes on cash and cash equivalents	-	3,013

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,410)	6,964
Cash and cash equivalents, beginning of year	14,403	7,439
Cash and cash equivalents, end of year	$8,993	$14,403

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:
Cancellation of shares issued for mineral property interests	-	600,000
Cancellation of shares issued for investments in Jiangxi Everenergy New Material Co., Limited	-	2,280,000
Shares issued for debt settlement	-	121,000

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional			Accumulated other		Total
	Number of shares	Amount	paid-in capital	Deferred compensation	Stock payable	comprehensive income	Accumulated deficit	stockholders’ equity

Balance as of July 1, 2014	39,432,118	$39,432	$18,040,719	$(32,333)	$-	1,869	$(7,886,845)	$10,162,842
Cancellation of shares issued for investment in Jiangxi Everenergy New Material Co., Limited	(11,000,000)	(11,000)	(1,309,000)	-	-		-	(1,320,000)
Cancellation of shares issued for purchase of gold exploration claims	(6,000,000)	(6,000)	(594,000)	-	-	-	-	(600,000)
Shares issued for debt settlement at $0.10 per share	700,000	700	69,300	-	-	-	-	70,000
Shares issued for stock based compensation at $0.10 per share	6,400,000	6,400	633,600	(550,000)	-	-	-	90,000
Shares to be issued for debt settlement at $0.15 per share	340,000	340	50,660	-	-	-	-	51,000
Shares to be cancelled for termination of investments	(8,000,000)	(8,000)	(952,000)	-	-	-	-	(960,000)
Amortization of deferred compensation	-	-	-	32,333	-	-	-	32,333
Net loss	-	-	-	-	-		(7,549,476)	(7,549,476)
Foreign currency translation adjustment	-	-	-	-	-	3,013	-	3,013
Balance as of June 30, 2015	21,872,118	21,872	15,939,279	(550,000)	-	4,882	(15,436,321)	(20,288)
200,000 shares of stock payable for stock based compensation at $0.08 per share	-	-	-	(16,000)	16,000	-	-	-
Amortization of deferred compensation	-	-	-	559,333	-		-	559,333
Net loss	-	-	-	-	-	-	(614,505)	(614,505)
Balance as of June 30, 2016	21,872,118	$21,872	$15,939,279	$(6,667)	$16,000	$4,882	$(16,050,826)	$(75,460)

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

On September 17, 2014, the Company terminated the Asset Sale & Purchase Agreements with Mr. Tang and Mr. Hu for the acquisition of 24% and 29% equity interest and assets in Everenergy, respectively due to neither Mr. Tang, Mr. Hu or Everenergy had complied various terms and conditions of the Asset Sale & Purchase Agreement. On the same day, the Board of Directors approved the cancellation of the total 19,000,000 shares of restricted common stock at the current market value of $0.12 per share. On October 21, 2014, 11,000,000 shares were returned and effectively cancelled and the Company continues to pursue the return and cancellation of the remaining 8,000,000 shares. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and a total investment loss of $6,670,000 was resulted.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to Mr. Tommy Tsap, the Chief Executive Officer (“CEO”) and director of the Company, Mr. Tsap Wai Ping, the brother of the CEO and China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, for a consideration of $100. For the year ended June, 30, 2015, there was no gain or loss recognized on the disposal of a subsidiary.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to Wincash Apolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of June 30, 2016, the Company does not hold any mineral property exploration claims.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2016, the Company suffered the accumulated deficits of $16,050,826 from prior years and suffered from a working capital deficit of $75,460. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments, other payables and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. AMOUNT DUE TO A DIRECTOR

As of June 30, 2016 and 2015, the director of the Company has advanced $44,300 and $10,000, respectively for the payment of administrative expenses. The amount is unsecured, bears no interest and is payable upon demand. Imputed interest is considered insignificant.

5. COMMON STOCK

On September 17, 2014, the Board of Directors approved the cancellation of the total 19,000,000 shares of restricted common stocks issued for the acquisition of equity interest in Everenergy at a current market value of $0.12 per share. The 11,000,000 shares issued to Mr. Hu were effectively cancelled on October 21, 2014 and the Company continues to pursue the return and cancellation of the remaining 8,000,000 shares.

On February 12, 2015, the Company issued 700,000 shares of restricted common stock at $0.10 per share to settle a debt of $70,000 owed to the Chief Executive Officer and director of the Company. As of February 12, 2015, the current market value was $0.10 per share.

On June 4, 2015, the Company issued 6,000,000 shares of restricted common stock at $0.10 per share for the rendering of business and strategic consulting services of $600,000 in a service period of twelve months commencing from June 2015. For the years ended June 30, 2016 and 2015, the Company amortized $550,000 and $50,000, respectively to the operations using the straight-line method.

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

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the year ended June 30, 2016, the Company amortized $9,333 to the operations using the straight-line method. As of June 30, 2016, the shares have not been issued and $16,000 for this obligation was recorded as stock payable.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2016 and 2015.

As of June 30, 2016, there were 21,872,118 shares of common stock issued and outstanding.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. INCOME TAX

For the years ended June 30, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the years ended June 30,
	2016	2015

Tax jurisdictions from:
- Local	$(614,505)	$(7,521,068)
- Foreign	-	(28,408)

Loss before income tax	$(614,505)	$(7,549,476)

The provision for income taxes consisted of the following:

For the years ended June 30,
	2016	2015

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-
	$-	$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2016, the operations in the United States of America incurred $16,050,826 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2035, if unutilized. The Company has provided for a full valuation allowance of $4,012,706 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $4,012,706 as of June 30, 2016. During the year ended June 30, 2016, the valuation allowance increased by $153,626, primarily relating to net operating loss carryforwards from the various tax regime.

7. RELATED PARTY TRANSACTIONS

On December 1, 2015, the Company approved the issuance of 100,000 shares of restricted common stock at $0.08 per share to an officer of the Company. For the year ended June 30, 2016, the Company amortized $4,667 to the operations using the straight-line method. As of June 30, 2016, these shares have not been issued and recorded as part of the stock payable.

For the years ended June 30, 2016 and 2015, the Company paid $17,650 and $15,000, respectively to a company controlled by an officer of the Company for accounting services.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

8. COMMITMENTS AND CONTINGENCIES

As of June 30, 2016, the Company has no commitments or contingencies involved.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2016 up through the date the Company issued the audited financial statements. During the period, there was no subsequent events that required recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

NAME	POSITION	Date of Position and Term of Office

Tommy Tsap	Director, President, Chief Executive Officer	December 1, 2015

Edward Low	Chief Financial Officer	December 1, 2015

Business Experience

Tsap Wai Ping (Tommy Tsap), President, CEO, Secretary, Director

Effective December 1, 2015, Mr. Tommy Tsap was appointed President and Chief Executive Officer and Mr. Edward Low has been appointed Chief Financial Officer of the Corporation. They replace Mr. Robert Dinning who submitted his resignation as Director, President and CEO, CFO, and Secretary effective November 15, 2013.

Tsap Wai Ping (Tommy Tsap): President, Chief Executive Officer, Secretary, Director. Mr. Tsap is a securities and gold trading professional with extensive experience in the industry. He was the marketing director for HT Securities Ltd., a Hong Kong based broker dealer from August 1995 to July 2000. From July 2000 to September 2005 he was a director at Wintech Securities Ltd., a Hong Kong based brokerage firm specializing in Hong Kong listed stocks. From January 2006 until October 2008, he was the chief advisor at Legarleon International Ltd., a Hong Kong based gold trading firm. He was chief advisor from United Simsen Global Markets Ltd., a Hong Kong based brokerage firm from November 2008 until July 2009. He joined South China Bullion Limited, a gold and futures trading firm in July 2009 as Chief advisor and departed on March 2010. He was appointed as a director at Legarleon Precious Metals Limited from April 2010 and resigned on 27 August 2012. Mr. Tsap, is a citizen of Hong Kong and is a licensed broker with a Series 7 Futures license and a Series 3 Securities license (USNFA). He is based in Hong Kong.

Edward Low, Chief Financial Officer

Mr. Low, based in Vancouver, Canada, has provided accounting services to public companies for the past 18 years. Currently, Mr. Low serves as CFO for a number of publicly traded companies listed in Canada and the United States.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30,2016 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Board of Directors Independence

One of the Company’s directors is “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. This director is Tsap Wai, Ping (Tommy Tsap). The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Wincash Apolo Gold & Energy Inc., at 20/F, EIB Centre, 40-44 Bonham Strand, Sheung Wan, Hong Kong.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2016 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2016, and 2015, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Tommy Tsap Wai Pin, CEO	2016	Nil	Nil	Nil	Nil	Nil
Edward Low,CFO	2016	17,650	8,000	Nil	Nil	Nil

Option Grants in Last Fiscal Year and June 30, 2016 was $Nil

Compensation of Directors

Standard Arrangements: The members of the Company’s Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company’s CEO does not have employment agreements. The CFO of the Company is contracted until November 30, 2016.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2016. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2016 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2016 none of our Named Executive Officers received a salary increase.

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

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Class	Beneficial Owner	Position	Amount and Nature of Beneficial Owner	% of Class

Common	Tommy Tsap	Director, Chairman, CEO	2,000,000	11.95%
	Edward Low	CFO	400,000	0.01%

Item 13. Certain Relationships and Related Transactions:

During the year ended June 30, 2016, the CEO and director of the Company advanced $66,675 (2015 - $50,596) for general expenses and management fees.

On February 12, 2015, the Company issued 700,000 shares of restricted common stocks at $0.10 per share to settle a debt of $70,000 owed to the CEO and director of the Company at the current market value of $0.10 per share.

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly known as Apolo Gold & Energy Asia Limited) to (i) Mr. Tommy Tsap Wai Ping, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 50% equity interest, (ii) Mr. Kelvin Chak Wai Man, a relative of the CEO of the Company, who acquired 40% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

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

On December 1, 2015, the Company approved the issuance of 100,000 shares of restricted common stock at $0.08 per share to an officer of the Company. As at June 30, 2016, these shares have not been issued and recorded as part of the stock payable.

For the year ended June 30, 2016, the Company paid $17,750 (2015 - $15,000) to a company controlled by an officer of the Company for accounting services.

Item 14. Principal Accountant Fees And Services

Weld Asia Associates is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2016.

Audit Fees

Weld Asia Associates was paid aggregate fees of approximately $15,000 for professional services rendered including (i) the 2016 audit of the Company’s annual financial statements, and (ii) the reviews of the financial statements included in the Company’s quarterly reports on Form 10QSB during the fiscal year of 2016.

Audit -Related Fees

Weld Asia Associates was not paid any additional fees for the fiscal years ended June 30, 2016 and 2015 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Weld Asia Associates was not paid any aggregate fees for the fiscal years ended June 30, 2016 and 2015 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Weld Asia Associates was paid no other fees for professional services during the fiscal years ended June 30, 2016 and 2015.

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

Date: October 11, 2016

/s/ Tommy Tsap
Tommy Tsap, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Tommy Tsap
Tommy Tsap	Chairman, President, CEO, Director	October 11, 2016

/s/ Edward Low
Edward Low	Chief Financial Officer	October 11, 2016

