Form 10-Q
period 2016-09-30
Wincash Apolo Gold & Energy, Inc.
filed 2016-11-10
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of September 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.06 per share is $219,898.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 20, 2016 was 23,863,463 shares, all of one class of $0.001 par value Common Stock.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WINCASH APOLO GOLD & ENERGY, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,290	$8,993
Prepayments	1,665	2,914

TOTAL ASSETS	$11,955	$11,907

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$40,067	$43,067
Amount due to a director	65,500	44,300

Total liabilities	105,567	87,367

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,072,118 and 21,872,118 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	22,072	21,872
Additional paid-in capital	15,955,079	15,939,279
Deferred compensation	(2,667)	(6,667)
Stock payable	-	16,000
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,072,978)	(16,050,826)
Total stockholders’ deficit	(93,612)	(75,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,955	$11,907

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEBMER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended September 30,
	2016	2015

Revenues	$-	$-
Operating expenses
Stock based compensation	4,000	-
Consulting and professional fees	13,500	14,450
General and administrative expenses	4,652	2,911

Total operating expenses	22,152	17,361

Loss before income tax	(22,152)	(17,361)
Income tax expense	-	-

Net loss	$(22,152)	$(17,361)

Other comprehensive income:
- Foreign currency translation loss	-	(3)

Comprehensive loss	$(22,152)	(17,364)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	21,996,031	21,872,118

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEBMER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the three months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,152)	$(17,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,000	-
Changes in operating assets and liabilities
Prepayments	1,249	-
Other payables and accrued liabilities	(3,000)	3,455
Net cash used in operating activities	(19,903)	(13,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	21,200	-
Net cash provided by financing activities	21,200	-

Effect of exchange rate changes on cash and cash equivalents	-	(3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,297	(13,909)
Cash and cash equivalents, beginning of period	8,993	14,403
Cash and cash equivalents, end of period	$10,290	$494

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. BASIS OF PRESENTATION

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

In the opinion of management, the balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2016.

2. ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

On September 17, 2014, the Company terminated the Asset Sale & Purchase Agreements with Mr. Tang and Mr. Hu for the acquisition of 24% and 29% equity interest and assets in Everenergy, respectively due to neither Mr. Tang, Mr. Hu or Everenergy had complied various terms and conditions of the Asset Sale & Purchase Agreement. On the same day, the Board of Directors approved the cancellation of the total 19,000,000 shares of restricted common stock at the current market value of $0.12 per share. On October 21, 2014, 11,000,000 shares were returned and effectively cancelled and the Company continues to pursue the return and cancellation of the remaining 8,000,000 shares. Subsequent on October 16, 2016, the Company received and cancelled 6,208,655 shares.

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

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of September 30, 2016, the Company does not hold any mineral property exploration claims.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. GOING CONCERN UNCERTAINTIES

These condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2016, the Company has suffered the accumulated deficits of $16,072,978 from prior years and with working capital deficit of $93,612. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based compensation

The Company adopts FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period. For the three months ended September 30, 2016, the Company amortized $4,000 to the operations using the straight-line method.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying condensed financial statements have been expressed in US$.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4. AMOUNT DUE TO A DIRECTOR

As of September 30, 2016 and June 30, 2016, the director of the Company has advanced $65,500 and $44,300, respectively for the payment of administrative expenses. The amount is unsecured, bears no interest and is payable upon demand. Imputed interest is considered insignificant.

5. COMMON STOCK

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the three months ended September 30, 2016, all 200,000 shares have been issued and the Company amortized $4,000 to the operations using the straight-line method.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2016 and June 30, 2016.

As of September 30, 2016, there were 22,072,118 shares of common stock issued and outstanding.

6. INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three months ended September 30, 2016, the Company incurred an operating loss of $22,152. As of September 30, 2016, the operations in the United States of America incurred $16,072,978 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,625,542 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7. RELATED PARTY TRANSACTIONS

For the three month ended September 30, 2016 and 2015, the Company paid $6,000 and $3,750, respectively to a company controlled by an officer of the Company for accounting services.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

8. COMMITMENTS AND CONTINGENCIES

As of September 30, 2016, the Company has no commitments or contingencies involved.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date the Company issued the condensed financial statements. During the period, there was no subsequent events that required recognition or disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation General Overview

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the U.S. Securities and Exchange Commission (SEC) are available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

History

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

On September 17, 2014, the Company cancelled both transactions with Everenergy at the current market value of $0.12 per share and requested the return of $1,000,000 cash payment. The 11,000,000 shares were effectively cancelled on October 21, 2014 and the Company continues to pursue the return and cancellation of the remaining 8,000,000 shares. On October 16, 2016, the Company received and cancelled 6,208,655 shares. For the year ended June 30, 2015, the Company could not recover the $1,000,000 cash payment and therefore a total investment loss of $6,670,000 was resulted.

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

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the three months ended September 30, 2016, all 200,000 shares have been issued and the Company amortized $4,000 to the operations using the straight-line method.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations – Three months ended September 30, 2016 compared to the three months ended September 30, 2015

REVENUES: The Company had no revenues generated for the three months ended September 30, 2016 and 2015.

EXPENSES:

During the three months ended September 30, 2016 and 2015, the Company incurred a loss of $22,152 and $17,361, respectively.

Consulting and professional fees for the three months ended September 30, 2016 amounted to $17,500 compared to $14,450 for the three months ended September 30, 2015, an increase of $3,050. Among the consulting and professional fees, approximately $4,000 and $0 were settled by stock based compensation for the three months ended September 30, 2016 and 2015, respectively.

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

Cash and cash equivalents as of September 30, 2016 was $10,290 (June 30, 2016 - $8,993) and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2016 and 2015 was $19,903 and $13,906, respectively, an increase of $5,997. The net cash used in operating activities are mainly attributed from the net loss of $22,152 incurred for the quarter ended September 30, 2016 and offset by stock based compensation of $4,000 and increase in prepayments of $1,249.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for three months ended September 30, 2016 and 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2016 and 2015 was $21,200 and $0, respectively. The net cash provided by financing activities are mainly attributed from the advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. As of October 17, 2016, the Company had 22,072,118 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at September 30, 2016 with cash and cash equivalents of $10,290 and $8,993 as of June 30, 2016.

Other payables and accrued liabilities as of September 30, 2016 amounted to $40,067 compared to $43,067 as of June 30, 2016.

As of September 30, 2016, the amount due to a director was $65,500. As of June 30, 2016, the amount due to a director was $44,300. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Contractual Obligations and Commitments

As of September 30, 2016, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of both US GAAP and SEC guidelines, and (iii) inadequate financial statement closing process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2016

/s/ Tommy Tsap
Tommy Tsap, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Tommy Tsap
Tommy Tsap	Chairman, President, CEO, Director	November 9, 2016

/s/ Edward Low
Edward Low	Chief Financial Officer	November 9, 2016

