Form 10-Q
period 2016-12-31
Wincash Apolo Gold & Energy, Inc.
filed 2017-02-13
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-27791

WincashApolo Gold & Energy, Inc.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.06 per share is $219,898.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 13, 2017 was 23,863,463 shares, all of one class of $0.001 par value Common Stock.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WINCASH APOLO GOLD & ENERGY, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,464	$8,993
Prepayments	416	2,914

TOTAL ASSETS	$11,880	$11,907

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$40,567	$43,067
Amount due to a director	83,600	44,300

Total liabilities	124,167	87,367

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,072,118 and 21,872,118 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	22,072	21,872
Additional paid-in capital	15,955,079	15,939,279
Deferred compensation	-	(6,667)
Stock payable	-	16,000
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,094,320)	(16,050,826)
Total stockholders’ deficit	(112,287)	(75,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,880	$11,907

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUES	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	13,500	(17,480)	27,000	(9,980)
General & administrative expenses	5,175	5,508	9,827	15,369
Stock-based compensation	2,667	301,333	6,667	301,333
TOTAL EXPENSES	21,342	289,361	43,494	306,722

LOSS BEFORE INCOME TAX	(21,342)	(289,361)	(43,494)	(306,722)

Income tax expense	-	-	-	-

NET LOSS	$(21,342)	$(289,361)	$(43,494)	$(306,722)

Other comprehensive loss:
Foreign currency translation loss	-	(1)	-	(4)

COMPREHENSIVE LOSS	$(21,342)	$(289,362)	$(43,494)	$(306,726)

NET LOSS PER SHARE, BASIC & DILUTED:	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC & DILUTED:	22,072,118	21,872,118	22,034,075	21,872,118

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the six months ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,494)	$(306,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,667	301,333
Changes in operating assets and liabilities
Prepayments	2,498	-
Other payables and accrued liabilities	(2,500)	(16,999)
Net cash used in operating activities	(36,829)	(22,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	39,300	9,375
Net cash provided by financing activities	39,300	9,375

Effect of exchange rate changes on cash and cash equivalents	-	(4)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,471	(13,017)
Cash and cash equivalents, beginning of period	8,993	14,403
Cash and cash equivalents, end of period	$11,464	$1,386

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

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

In the opinion of management, the balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2016.

2. ORGANIZATION AND DESCRIPTION OF BUSINESS

WincashApolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

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

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to WincashApolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of December 31, 2016, the Company does not hold any mineral property exploration claims.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. GOING CONCERN UNCERTAINTIES

These condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2016, the Company has suffered the accumulated deficits of $16,094,320 from prior years and with working capital deficit of $112,287. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Stock-based compensation

The Company adopts FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period. For the three and six months ended December 31, 2016, the Company amortized $2,667 and $6,667, respectively to the operations using the straight-line method.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4. AMOUNT DUE TO A DIRECTOR

As of December 31, 2016 and June 30, 2016, the director of the Company has advanced $83,600 and $44,300, respectively for the payment of administrative expenses. The amount is unsecured, bears no interest and is payable upon demand. Imputed interest is considered insignificant.

5. COMMON STOCK

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the six months ended December 31, 2016, all 200,000 shares have been issued and the Company amortized $6,667 to the operations using the straight-line method.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2016 and June 30, 2016.

As of December 31, 2016, there were 22,072,118 shares of common stock issued and outstanding.

6. INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three and six months ended December 31, 2016, the Company incurred an operating loss of $21,342 and $43,494, respectively. As of December 31, 2016, the operations in the United States of America incurred $16,094,320 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,633,012 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7. RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2016 and 2015, the Company paid $6,000 and $2,000, respectively to a company controlled by an officer of the Company for accounting services.

For the six months ended December 31, 2016 and 2015, the Company paid $12,000 and $5,750, respectively to a company controlled by an officer of the Company for accounting services.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

8. COMMITMENTS AND CONTINGENCIES

As of December 31, 2016, the Company has no commitments or contingencies involved.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued the condensed financial statements. During the period, there was no subsequent events that required recognition or disclosure.

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

History

Apolo Gold & Energy Inc. (“Company”) was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary – Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the six months ended December 31, 2016, all 200,000 shares have been issued and the Company amortized $6,667 to the operations using the straight-line method.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations –Three months ended December 31, 2016 compared to the three months ended December 31, 2015

REVENUES: The Company had no revenues generated for the three months ended December 31, 2016 and 2015.

EXPENSES:

During the three months ended December 31, 2016 and 2015, the Company incurred a loss of $21,342 and $289,361, respectively.

Consulting and professional fees for the three months ended December 31, 2016 amounted to $13,500 compared to a negative balance of $17,480 for the three months ended December 31, 2015, an increase of $30,980 is mainly attributable from a forgiveness of consulting fees in the amount of $22,480 for the three months ended December 31, 2015.

The Company recorded stock-based compensation costs of $2,667 for the three months ended December 31, 2016, compared to $301,333 for the three months ended December 31, 2015, for a decrease of $298,666 due to a lower number of shares issued for services.

Results of Operations – Six months ended December 31, 2016 compared to the six months ended December 31, 2015

REVENUES: The Company had no revenues generated for the six months ended December 31, 2016 and 2015.

EXPENSES:

During the six months ended December 31, 2016 and 2015, the Company incurred a loss of $43,494 and $306,722, respectively.

Consulting and professional fees for the six months ended December 31, 2016 amounted to $27,000 compared to a negative balance of $9,980 for the six months ended December 31, 2015, an increase of $36,980 is mainly attributable from a forgiveness of consulting fees in the amount of $22,480 for the six months ended December 31, 2015.

The Company recorded stock-based compensation costs of $6,667 for the six months ended December 31, 2016, compared to $301,333 for the six months ended December 31, 2015, for a decrease of $294,666 due to a lower number of shares issued for services.

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

Cash and cash equivalents as of December 31, 2016 and June 30, 2016 was $11,464and $8,993, respectively and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2016 and 2015 was $36,829 and $22,388, respectively, an increase of $14,441. The net cash used in operating activities are mainly attributed from the net loss of $43,494 incurred for the six months ended December 31, 2016 and offset by stock based compensation of $6,667.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for six months ended December 31, 2016 and 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2016 and 2015 was $39,300 and $9,375, respectively. The net cash provided by financing activities are mainly attributed from the advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. As of February [x], 2017, the Company had 23,863,463 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at December 31, 2016 with cash and cash equivalents of $11,464 and $8,993 as of June 30, 2016.

Other payables and accrued liabilities as of December 31, 2016 amounted to $40,567 compared to $43,067 as of June 30, 2016.

As of December 31, 2016, the amount due to a director was $83,600. As of June 30, 2016, the amount due to a director was $44,300. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Contractual Obligations and Commitments

As of December 31, 2016, we did not have any contractual obligations and commitments.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of both US GAAP and SEC guidelines, and (iii) inadequate financial statement closing process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2017

/s/ Tommy Tsap
Tommy Tsap, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Tommy Tsap
Tommy Tsap	Chairman, President, CEO, Director	February 13, 2017

/s/ Edward Low
Edward Low	Chief Financial Officer	February 13, 2017

