Form 10-Q
period 2017-03-31
Wincash Apolo Gold & Energy, Inc.
filed 2017-05-12
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of March 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.041 per share is $150,243.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 2, 2017 was 23,863,463 shares, all of one class of $0.001 par value Common Stock.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WINCASH APOLO GOLD & ENERGY, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2017 AND JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$21,382	$8,993
Prepayments	-	2,914

TOTAL ASSETS	$21,382	$11,907

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$41,567	$43,067
Amount due to a director	111,800	44,300

Total liabilities	153,367	87,367

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,072,118 and 21,872,118 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	22,072	21,872
Additional paid-in capital	15,955,079	15,939,279
Deferred compensation	-	(6,667)
Stock payable	-	16,000
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,114,018)	(16,050,826)
Total stockholders’ deficit	(131,985)	(75,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,382	$11,907

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUES	$-	$-	$-	$-

EXPENSES
Consulting & professional fees	13,500	16,500	40,500	18,370
General & administrative expenses	6,198	2,825	16,025	6,344
Stock-based compensation	-	154,000	6,667	455,333
TOTAL EXPENSES	19,698	173,325	63,192	480,047

LOSS BEFORE INCOME TAX	(19,698)	(173,325)	(63,192)	(480,047)

Income tax expense	-	-	-	-

NET LOSS	$(19,698)	$(173,325)	$(63,192)	$(480,047)

Other comprehensive loss:
Foreign currency translation loss	-	-	-	(2.)

COMPREHENSIVE LOSS	$(19,6988)	$(173,325)	$(63,1923)	$(480,049.)

NET LOSS PER SHARE, BASIC & DILUTED:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC & DILUTED:	22,072,118	21,872,118	22,047,300	21,872,118

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the nine months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,192)	$(480,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,667	455,333
Changes in operating assets and liabilities
Prepayments	2,914	-
Other payables and accrued liabilities	(1,500)	(16,999)
Net cash used in operating activities	(55,111)	(10,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	67,500	31,375
Net cash provided by financing activities	67,500	31,375

Effect of exchange rate changes on cash and cash equivalents	-	(3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,389	(10,341)
Cash and cash equivalents, beginning of period	8,993	14,403
Cash and cash equivalents, end of period	$21,382	$4,062

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the balance sheet as of June 30, 2016 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017 or for any future period.

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

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly Apolo Gold & Energy Asia Limited) to (i) Mr. Tommy Tsap Wai Ping, the Chief Executive Officer (“CEO”) and director of the Company, who acquired 50% equity interest, (ii) Mr. Kelvin Chak Wai Man, a relative of the CEO of the Company, who acquired 40% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

On June 18, 2015, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Apolo Gold & Energy, Inc. to WincashApolo Gold & Energy, Inc.

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of March 31, 2017, the Company does not hold any mineral property exploration claims.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. GOING CONCERN UNCERTAINTIES

These condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2017, the Company has suffered the accumulated deficits of $16,114,018 from prior years and with working capital deficit of $131,985. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

Stock-based compensation

The Company adopts FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant under the modified prospective method. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period. For the nine months ended March 31, 2017, the Company amortized $6,667 to the operations using the straight-line method.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4. AMOUNT DUE TO A DIRECTOR

As of March 31, 2017 and June 30, 2016, the director of the Company has advanced $111,800 and $44,300, respectively for the payment of administrative expenses. The amount is unsecured, bears no interest and is payable upon demand. Imputed interest is considered insignificant.

5. COMMON STOCK

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the nine months ended March 31, 2017, all 200,000 shares have been issued and the Company amortized $6,667 to the operations using the straight-line method.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2017 and June 30, 2016.

As of March 31, 2017, there were 22,072,118 shares of common stock issued and outstanding.

6. INCOME TAX

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three and nine months ended March 31, 2017, the Company incurred an operating loss of $19,698 and $63,192, respectively. As of March 31, 2017, the operations in the United States of America incurred $16,114,018 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2034, if unutilized. The Company has provided for a full valuation allowance of $5,639,906 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017 and 2016, the Company paid $6,000 and 6,000, respectively to a company controlled by an officer of the Company for accounting services.

For the nine months ended March 31, 2017 and 2016, the Company paid $18,000 and $11,750, respectively to a company controlled by an officer of the Company for accounting services.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

8. COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, the Company has no commitments or contingencies involved.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date the Company issued the condensed financial statements. During the period, there was no subsequent events that required recognition or disclosure.

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

History

Wincash Apolo Gold & Energy Inc. (“Company”) was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary: Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

On February 13, 2015, the Company disposed its 100% equity interest in Apolo Gold Direct Limited (formerly Apolo Gold & Energy Asia Limited) to (i) Mr. Tommy Tsap Wai Ping, who acquired 50% equity interest. Mr. Tsap Wai Ping became the Chief Executive Officer (“CEO”) and director of the Company on December 1, 2015. (ii) Mr. Kelvin Chak Wai Man, the former president, CEO and director of the Company and a relative of the current CEO of the Company, acquired 40% equity interest, and (iii) China Yi Gao Gold Trader Co., Limited, a company incorporated in Hong Kong, which acquired the remaining 10% equity interest, for a consideration of $100.

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

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. For the nine months ended March 31, 2017, all 200,000 shares have been issued and the Company amortized $6,667 to the operations using the straight-line method.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations –Three months ended March 31, 2017 compared to the three months ended March 31, 2016

REVENUES: The Company had no revenues generated for the three months ended March 31, 2017 and 2016.

EXPENSES:

For the three months ended March 31, 2017 and 2016, the Company incurred a net loss of $19,698 and $173,325, respectively.

Consulting and professional fees for the three months ended March 31, 2017 amounted to $13,500 compared to $16,500 for the three months ended March 31, 2016, a decrease of $3,000 is mainly attributable from an additional accounting fee charged for the three months ended March 31, 2016.

The Company recorded stock-based compensation costs of $nil for the three months ended March 31, 2017, compared to $154,000 for the three months ended March 31, 2016, a decrease of $154,000 due to no stock-based compensation issued for services during the three months ended March 31, 2017.

Results of Operations – Nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

REVENUES: The Company had no revenues generated for the nine months ended March 31, 2017 and 2016.

EXPENSES:

For the nine months ended March 31, 2017 and 2016, the Company incurred a net loss of $63,192 and $480,047, respectively.

Consulting and professional fees for the nine months ended March 31, 2017 amounted to $40,500 compared to $18,370 for the nine months ended March 31, 2016, an increase of $22,130 is mainly attributable from a forgiveness of consulting fees in the amount of $22,480 during the nine months ended March 31, 2016.

The Company recorded stock-based compensation costs of $6,667 for the nine months ended March 31, 2017, compared to $455,333for the nine months ended March 31, 2016, a decrease of $448,666 due to a lower number of shares issued for services.

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

Cash and cash equivalents as of March 31, 2017 and June 30, 2016 was $21,382 and $8,993, respectively and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2017 and 2016 was $55,111 and $10,338, respectively, an increase of $44,773. The net cash used in operating activities are mainly attributed from the net loss of $63,192 incurred for the nine months ended March 31, 2017 and offset by stock based compensation of $6,667.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for nine months ended March 31, 2017 and 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2017 and 2016 was $67,500 and $31,375, respectively. The net cash provided by financing activities are mainly attributed from the advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. As of May 2, 2017, the Company had 23,863,463 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources with cash and cash equivalents of $21,382 and $8,993 as of March 31, 2017 and June 30, 2016, respectively.

Other payables and accrued liabilities as of March 31, 2017 amounted to $41,567 compared to $43,067 as of June 30, 2016.

As of March 31, 2017, the amount due to a director was $111,800. As of June 30, 2016, the amount due to a director was $44,300. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Contractual Obligations and Commitments

As of March 31, 2017, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of both US GAAP and SEC guidelines, and (iii) inadequate financial statement closing process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2017

/s/ Tommy Tsap
Tommy Tsap, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Tommy Tsap
Tommy Tsap	Chairman, President, CEO, Director	May 12, 2017

/s/ Edward Low
Edward Low	Chief Financial Officer	May 12, 2017

