Form 10-K
period 2017-06-30
Wincash Apolo Gold & Energy, Inc.
filed 2017-09-28
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2017 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO _______________

Commission file number: 000-27791

Wincash Apolo Gold & Energy, Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

20/F, EIB Centre, 40-44 Bonham Strand
Sheung Wan, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenues for most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates is based on 3,664,974 shares and the average bid and asked price of $0.099 per share is $362,832.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,137,387 shares of Common Stock as of September 11, 2017.

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

On July 27, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by the director of the Company, as well, the Company issued 462,495 common shares as settlement of $32,375 in advances made by the former director of the Company.

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

6. There are currently 26,137,387 common shares outstanding at September 11, 2017 out of a total authorized capital of 300,000,000 shares. This is after giving effect of the cancellation of 11,000,000 common shares for the acquisition of 29% interest in Everenergy and cancellation of 6,000,000 common shares for the three mineral properties. The Company continues to pursue the return of 8,000,000 shares from the cancelled acquisition of the additional 24% interest in Everenergy. The Board of Directors has the power to issue such shares, subject to Shareholder approval, in some instances.

7. There are no dividends anticipated by the Company.

Company’s Office

The Company’s office is at 20/F, EIB Centre, 40-44 Bonham Strand, Sheung Wan, Hong Kong. Its telephone number is 852-2516-5060.

ITEM 1B - Unresolved Staff Comments

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

Quarter Ended	High Bid	Low Bid
Jun 30, 2016	$0.10	$0.06
Sep 30, 2016	$0.10	$0.06
Dec 31, 2016	$0.07	$0.05
Mar 31, 2017	$0.10	$0.07
Jun 30, 2017	$0.10	$0.06

As of August 1, 2017, there were 219 holders of record of the Company’s common stock. That does not include the number of beneficial holders whose stock is held in the name of broker-dealers or banks.

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

The terms of the Napal Gold Property called for a total payment of $375,000 US over a six-year period of which a total of $250,000 have been made to date. Company paid $250,000 over the past 5 years and subsequent to the year ended June 30, 2008 the Company terminated its agreement on the NUP property and returned all exploration rights to the owner.

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

On July 27, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by the director of the Company, as well, the Company issued 462,495 common shares as settlement of $32,375 in advances made by the former director of the Company.

The Company continues to pursue opportunities in the natural resource industry and will consider the acquisition of any other business opportunity in order to enhance value for our shareholders.

Results of Operations - Year ended June 30, 2017 compared to year ended June 30, 2016

REVENUES: The Company had no revenues in the past fiscal years.

EXPENSES:

During the fiscal year ended June 30, 2017 and June 30, 2016, the Company had no exploration costs. Total expenses for the year ended June 30, 2017 amounted to $84,835 compared to $614,505 for the year ended June 30, 2016, a decrease of $529,670. The decrease is mainly attributable to the lower stock based compensation.

For the year ended June 30, 2017, the Company incurred consulting and professional fees of $30,000 (2016 – $11,020), general & administrative expenses of $48,168 (2016 - $44,152) and stock-based compensation of $6,667 (2016 - $559,333).

There were no additional or extraordinary expenses incurred in the current year ended June 30, 2017 as the Company focused its efforts in seeking out a resource project that would be beneficial to shareholders.

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

Cash and cash equivalents as of June 30, 2017 was $9,630 compared to $8,993 in 2016 and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2017 was $81,863 as compared to $39,710 for the comparable year ended in 2016. The cash used in operating activities are mainly attributed from the net loss of $84,835 for the year ended June 30, 2017.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended June 30, 2017 and 2016 were $nil.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended June 30, 2017 and 2016 was $82,500 and $34,300, respectively. The cash provided by financing activities for the years ended June 30, 2017 and 2016 were advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. At September 11, 2017, the Company had 26,137,387 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at June 30, 2017 with cash and cash equivalents of $9,630 and $8,993 as of June 30, 2017 and 2016, respectively.

Other payables and accrued liabilities as of June 30, 2017 amounted to $47,567 compared to $43,067 as of June 30, 2016.

As of June 30, 2017, the amount due to a director was $126,800. As of June 30, 2016, the amount due from a director was $44,300. The amounts were unsecured, interest free and repayable on demand. Subsequent to the year ended June 30, 2017, the Company issued 1,811,429 shares to a director as settlement of $126,800 advances to the Company. The Company issued 462,495 shares to a former director of the Company as settlement of $32,375 in funds advanced.

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

Contractual Obligations and Commitments

As of June 30, 2017, we did not have any contractual obligations and commitments.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended June 30, 2017, and are included elsewhere in this annual report on Form 10-K

INFLATION

Inflation has not been a factor during the fiscal year ended June 30, 2017. While inflationary forces are showing some signs of increasing in the next year, it is not considered a factor in capital expenditures or production activities.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2017, Management on Internal Control over Financial Reporting is under the supervision of the principal executive officer who is the chief executive officer of the Company. Under his direction, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2017. Based on that evaluation, the Principal Executive Officer concluded that Disclosures Controls and Procedures were not effective as of June 30, 2017. Due to limited financial resources available, there is a lack of segregation of duties in financial reporting although the Principal Executive Officer, who also serves as Principal Financial Officer, is an experienced financial executive and professional with professional accreditation.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Wincash Apolo Gold & Energy, Inc.

We have audited the accompanying balance sheets of Wincash Apolo Gold & Energy, Inc. (the “Company”) as of June 30, 2017 and 2016 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and cash flows for the years ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Weld Asia Associates
WELD ASIA ASSOCIATES

Date: 21 September 2017

Kuala Lumpur, Malaysia

WINCASH APOLO GOLD & ENERGY, INC.

BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$9,630	$8,993
Prepayments	11,109	2,914

TOTAL ASSETS	$20,739	$11,907

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$47,567	$43,067
Amount due to a director	126,800	44,300

Total liabilities	174,367	87,367

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 22,072,118 and 21,872,118 shares issued and outstanding as of June 30, 2017 and 2016, respectively	22,072	21,872
Additional paid-in capital	15,955,079	15,939,279
Deferred compensation	-	(6,667)
Stock payable	-	16,000
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,135,661)	(16,050,826)
Total stockholders’ deficit	(153,628)	(75,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,739	$11,907

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended June 30,
	2017	2016

Revenues	$-	$-
Operating expenses
Stock based compensation	6,667	559,333
General and administrative expenses	78,168	55,172

Total operating expenses	84,835	614,505

Loss before income tax	(84,835)	(614,505)
Income tax expense	-	-

Net loss and comprehensive loss	$(84,835)	$(614,505)

Net loss per share – Basic and diluted	$(0.00)	$(0.03)

Weighted average common stock outstanding – Basic and diluted	22,053,488	21,872,118

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	For the years ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,835)	$(614,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,667	559,333
Changes in operating assets and liabilities
Prepayments	(8,195)	(2,914)
Other payables and accrued liabilities	4,500	18,376
Net cash used in operating activities	(81,863)	(39,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to a director	82,500	34,300
Net cash provided by financing activities	82,500	34,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	637	(5,410)
Cash and cash equivalents, beginning of year	8,993	14,403
Cash and cash equivalents, end of year	$9,630	$8,993

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional			Accumulated other		Total
	Number of		paid-in	Deferred	Stock	comprehensive	Accumulated	stockholders’
	shares	Amount	capital	compensation	payable	income	deficit	equity

Balance as of July 1, 2015	21,872,118	21,872	15,939,279	(550,000)	-	4,882	(15,436,321)	(20,288)

200,000 shares of stock payable for stock based compensation at $0.08 per share	-	-	-	(16,000)	16,000	-	-	-
Amortization of deferred compensation	-	-	-	559,333	-	-	-	559,333
Net loss	-	-	-	-	-	-	(614,505)	(614,505)
Balance as of June 30, 2016	21,872,118	$21,872	$15,939,279	$(6,667)	$16,000	$4,882	$(16,050,826)	$(75,460)

Shares issued	200,000	200	15,800	-	(16,000)	-	-	-
Amortization of deferred compensation	-	-	-	6,667	-	-	-	6,667
Net loss	-	-	-	-	-	-	(84,835)	(84,835)
Balance as of June 30, 2017	22,072,118	$22,072	$15,955,079	$-	$-	$4,882	$(16,135,661)	$(153,628)

See accompanying notes to the financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of June 30, 2017, the Company does not hold any mineral property exploration claims.

2. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2017, the Company suffered the accumulated deficits of $16,135,661 from current and prior years and suffered from a working capital deficit of $153,628. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

 WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, other payables and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. AMOUNT DUE TO A DIRECTOR

As of June 30, 2017 and 2016, the director of the Company has advanced $126,800 and $44,300, respectively for the payment of administrative expenses. The amount is unsecured, bears no interest and is payable upon demand. Imputed interest is considered insignificant.

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

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. In August 2016, all 200,000 shares were issued. For the year ended June 30, 2017, the Company amortized $6,667 to the operations using the straight-line method.

There were no stock options, warrants or other potentially dilutive securities outstanding as at June 30, 2017 and 2016.

As of June 30, 2017, there were 22,072,118 shares of common stock issued and outstanding.

6. INCOME TAX

For the years ended June 30, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the years ended June 30,
	2017	2016

Tax jurisdictions from:
- Local	$(84,835)	$(614,505)
- Foreign	-	-

Loss before income tax	$(84,835)	$(614,505)

The provision for income taxes consisted of the following:

For the years ended June 30,
	2017	2016

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-
	$-	$-

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2017, the operations in the United States of America incurred $16,135,661 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in the year 2017 through 2036, if unutilized. The Company has provided for a full valuation allowance of $4,033,915 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $4,033,915 as of June 30, 2017. During the year ended June 30, 2017, the valuation allowance increased by $21,209, primarily relating to net operating loss carryforwards from the various tax regime.

7. RELATED PARTY TRANSACTIONS

For the years ended June 30, 2017 and 2016, the Company paid $24,000 and $17,650, respectively to a company controlled by an officer of the Company for accounting services.

On December 1, 2015, the Company approved to issue 100,000 shares of restricted common stock at $0.08 per share to an officer of the Company. In August 2016, all 100,000 shares were issued to the officer. For the year ended June 30, 2017, the Company amortized $3,333 to the operations using the straight-line method.

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

8. COMMITMENTS AND CONTINGENCIES

As of June 30, 2017, the Company has no commitments or contingencies involved.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date the Company issued the audited financial statements.

a) On July 27, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by the director of the Company.

b) On July 27, 2017, the Company issued 462,495 common shares as settlement of $32,375 in advances made by the former director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended June 30, 20175 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended June 30,2017 and meetings by were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2017 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2017, and 2016, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Tommy Tsap Wai Ping, CEO	2017	Nil	Nil	Nil	Nil	Nil
Edward Low, CFO	2017	24,000	Nil	Nil	Nil	Nil

Tommy Tsap Wai Ping, CEO	2016	Nil	Nil	Nil	Nil	Nil
Edward Low, CFO	2016	17,650	8,000	Nil	Nil	Nil

Option Grants in Fiscal Years end June 30, 2017 and 2016 was $Nil.

Compensation of Directors

Standard Arrangements: The members of the Company’s Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company’s CEO does not have employment agreements. The CFO of the Company is contracted until November 30, 2016 and currently is employed on a month-to-month basis

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2017. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2017 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2017 none of our Named Executive Officers received a salary increase.

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

Item 13. Certain Relationships and Related Transactions:

During the year ended June 30, 2017, the CEO and director of the Company advanced $126,800 (2016 - $44,300) for general expenses and management fees.

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

On December 1, 2015, the Company approved the issuance of 100,000 shares of restricted common stock at $0.08 per share to an officer of the Company. In August 2016, all 100,000 shares were issued to the officer.

For the year ended June 30, 2017, the Company paid $24,000 (2016 - $17,750) to a company controlled by an officer of the Company for accounting services.

Subsequent to the year ended June 30, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by the director of the Company.

Item 14. Principal Accountant Fees And Services

Weld Asia Associates is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2017.

Audit Fees

Weld Asia Associates was paid aggregate fees of approximately $15,000 for professional services rendered including (i) the 2017 audit of the Company’s annual financial statements, and (ii) the reviews of the financial statements included in the Company’s quarterly reports on Form 10QSB during the fiscal year of 2017.

Audit -Related Fees

Weld Asia Associates was not paid any additional fees for the fiscal years ended June 30, 2017 and 2016 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Weld Asia Associates was not paid any aggregate fees for the fiscal years ended June 30, 2017 and 2016 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

Other Fees

Weld Asia Associates was paid no other fees for professional services during the fiscal years ended June 30, 2017 and 2016.

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

Date: September 28, 2017

/s/ Tommy Tsap
Tommy Tsap, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Tommy Tsap
Tommy Tsap	Chairman, President, CEO, Director	September 28, 2017

/s/ Edward Low
Edward Low	Chief Financial Officer	September 28, 2017

