Form 10-Q
period 2017-09-30
Wincash Apolo Gold & Energy, Inc.
filed 2017-11-20
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-27791

Wincash Apolo Gold & Energy, Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

701, 7/F, Wing On Plaza, Mody Road
Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 9601 5688

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 11, 2017 was 26,137,387 shares, all of one class of $0.001 par value Common Stock.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WINCASH APOLO GOLD & ENERGY, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED INTERIM BALANCE SHEETS

AS AT SEPTEMBER 30, 2017 AND JUNE 30, 2016

(Expressed in United States Dollars)

(Unaudited)

	September 30, 2017	June 30, 2017

ASSETS
Current assets
Cash	$20,557	$9,630
Prepayments	-	11,109

TOTAL ASSETS	$20,557	$20,739

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$9,192	$47,567
Amount due to a director, unsecured without interest or stated repayment terms	25,000	126,800

Total liabilities	34,192	174,367

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value; 25,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 24,346,042 and 22,072,118 shares issued and outstanding as of September 30, 2017 and June 30, 2016, respectively (Note 6)	24,346	22,072
Additional paid-in capital	16,111,980	15,955,079
Accumulated other comprehensive income	4,882	4,882
Accumulated deficit	(16,154,843)	(16,135,661)
Total stockholders’ deficit	(13,635)	(153,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,557	$20,739

Note 3 – Going concern uncertainties

Note 8 – Subsequent events

See accompanying notes to the condensed interim financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEBMER 30, 2017 AND 2016

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended September 30,
	2017	2016

Revenues	$-	$-
Operating expenses
Stock based compensation	-	4,000
Consulting and professional fees	-	13,500
General and administrative expenses	14,073	4,652

Total operating expenses	14,073	22,152

Net loss	(14,073	(22,152)

Other comprehensive income (loss)
Foreign currency translation loss	-	(3)

Comprehensive loss	$(14,073	$(22,152)

Net loss per share – Basic and diluted	$(0.00	$(0.00)

Weighted average common stock outstanding – Basic and diluted	23,678,695	21,996,031

See accompanying notes to the condensed interim financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEBMER 30, 2017 AND 2016

(Expressed in United States Dollars)

(Unaudited)

	For the three months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,073)	$(22,152))
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	4,000
Changes in operating assets and liabilities
Prepayments	-	1,249
Other payables and accrued liabilities		(3,000)
Net cash used in operating activities	(14,073)	(19,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a director	25,000	21,200
Net cash provided by financing activities	25,000	21,200

Effect of exchange rate changes on cash and cash equivalents	-

NET CHANGE IN CASH	10,927	1,297
Cash, beginning of period	9,630	8,993
Cash, end of period	$20,557	$10,290

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions

On July 27, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by the director of the

Company and 462,495 common shares as settlement of $32,375 in

Advances by the former director of the Company

See accompanying notes to the condensed interim financial statements.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in United States Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and notes disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosure made are adequate to make the information not misleading.

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s Jun e30, 2017 annual financial statements. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ended June 30, 2018.

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

The Company will continue to anticipate potential mineral property exploration and other energy related investments. As of September 30, 2017, the Company does not hold any mineral property exploration claims.

 WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in United States Dollars)

(Unaudited)

3.	GOING CONCERN UNCERTAINTIES

These condensed interim financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2017, the Company has suffered the accumulated deficits of $16,111,979 and had a working capital deficit of $13,635. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies from those disclosed in the noted to the audited financial statement for the year ended June 30, 2017.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

6.	COMMON STOCK

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2017 and June 30, 2016.

As of September 30, 2017, there were 24,146,042 shares of common stock issued and outstanding.

 WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in United States Dollars)

(Unaudited)

7.	RELATED PARTY TRANSACTIONS

For the three-month ended September 30, 2017 the Company paid $6,000 (2016 - $3,750) to a company controlled by an officer of the Company for accounting services.

The related party transactions are transacted in an arm-length basis at the current market value in the normal course of business.

8.	SUBSEQUENT EVENTS

1.	On September 29, 2017, the Company issued 20,000,000 shares of common stock at 0.05 per share for gross proceeds of $100,000.

2.	On October 12, 2017, the Company issued 20,000,000 shares of its common stock at $0.05 per share for gross proceeds of $100,000.

3.	On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock 50,000 shares of the common stock of Gain First Group Corporation (“Gain First”), a corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First is now a wholly owned subsidiary of the Company.

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

On October 12, 2017 the Company closed a private placement and issued 20,000,000 shares of its common stock in exchange for a payment of $100,000.00 in cash.

On October 12, 2017 the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First Group Corporation ("Gain First"), a Corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First became a wholly owned subsidiary of the Company. Gain First is a newly formed startup Company with nominal assets. It has signed a sole agency agreement with De Lassalle Ltd. (“De Lasalle”) whereby Gain First is to market and sell De Lasalle’s wine products in China

On October 31, 2017, the Company announced that it has appointed KR Margetson, Ltd., CPA’s (“KRM”) as the Company’s independent auditors for the 2018 fiscal year ending June 30, 2018, replacing Weld Asia Associates (“WAA”).

Results of Operations –Three months ended September 30, 2017 compared to the three months ended September 30, 2016

REVENUES: The Company had no revenues generated for the three months ended September 30, 2017 and 2016.

EXPENSES:

During the three months ended September 30, 2017 and 2016, the Company incurred a loss of $14,073 and $19,903, respectively.

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

Cash and cash equivalents as of September 30, 2017 was $20,557 (June 30, 2016 - $9,630) and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors to provide necessary funding when required.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2017 and 2016 was $14,073 and $19,903, respectively, a decrease of $5,830. The net cash used in operating activities are mainly attributed from the net loss of $14,073 incurred for the quarter ended September 30, 2017.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for three months ended September 30, 2017 and 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2017 and 2016 was $25,000 and $21,200, respectively. The net cash provided by financing activities are mainly attributed from the advances from the director of the Company.

The Company has financed its development to date by way of sale of common stock and with loans from directors/shareholders of the Company. As of October 17, 2016, the Company had 26,137,387 shares of common stock outstanding, and has raised total capital since inception in excess of $7,500,000.

The Company has limited financial resources at September 30, 2017 with cash and cash equivalents of $9,192 and $47,567 as of June 30, 2016.

As of September 30, 2017, the amount due to a director was $25,000. As of June 30, 2016, the amount due to a director was $126,000. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Contractual Obligations and Commitments

As of September 30, 2017, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of both US GAAP and SEC guidelines, and (iii) inadequate financial statement closing process.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal controls

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

There have been no significant changes in our internal controls or other factors that would significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

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

Date: November 20, 2017

/s/ Chow Wing Fai
Chow Wing Fai, Chairman/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Chow Wing Fai
	Chairman, CEO, Director	November 20, 2017

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer	November 20, 2017

