Form 10-Q
period 2017-12-31
Wincash Apolo Gold & Energy, Inc.
filed 2018-02-15
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares outstanding of each of the Registrant’s classes of common stock, as of February 5, 2018 was 141,137,387 shares, all of one class of $0.001 par value Common Stock.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WINCASH APOLO GOLD & ENERGY, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.
Condensed Consolidated Interim Statements of Financial Position
Stated in US dollars
As at December 1, 2017 and June 30, 2017
(Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current
Cash and cash equivalents	$-	$9,630
Prepayments	-	11,109
	-	20,739
Long-term
Intangible asset (Notes 6 and 7)	20,000	-

Total Assets	$20,000	$20,739

LIABILITIES
Current
Trades and other payables	$6,364	$47,567
Due to related parties (Note 9)	34,027	126,800
	40,391	174,367

Total Liabilities	40,391	174,367

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
300,000,000 common stock, voting, par value USD$0.001 each
25,000,000 preferred stock, non-voting, par value USD$0.001 each
Issued
141,137,387 and 22,072,118 common stock, respectively (Note 8)	141,137	22,072
Additional paid in capital	16,115,188	15,955,079
Deficit	(16,281,598)	(16,140,769)
Accumulated other comprehensive income	4,882	4,882

Total Stockholders' Deficiency	(20,391)	(153,628)

Total Liabilities and Stockholders' Deficiency	$20,000	$20,739

Going Concern (Note 3)

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.
Condensed Consolidated Interim Statements of Comprehensive Loss
Stated in US dollars
For the three and six month periods ended December 31, 2017 and 2016
(Unaudited)

	Three months ended December 31,	Three months ended December 31,	Six months ended December 31	Six months ended December 31,
	2017	2016	2017	2016

Expenses
Consulting fees	$93,973	$13,500	$107,473	$27,000
Filing fees	14,341	-	14,781	-
General & administration	1,700	5,175	1,833	9,827
Professional fees	21,850	2,667	21,850	6,667
	131,864	21,342	145,937	43,494

Net loss	$(134,864)	$(21,342)	$(145,937	$(43,494)

Basic and diluted loss per stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	48,638,679	22,072,118	72,333,039	22,034,075

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.
Condensed Consolidated Interim Statements of Changes in Equity
Stated in US dollars For the period from June 30, 2016 to December 31, 2017
(Unaudited)
	Common Stock		Additional Paid in Capital	Deferred Compensation	Stock payable	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Shares	Amount
Balance, June 30, 2016	21,872,118	$21,872	$15,939,279	$(6,667)	$16,000	$4,882	$(16,050,826)	$(75,460)
Common stock issued	200,000	200	15,800	-	(16,000)	-	-	-
Amortization of deferred compensation	-	-	-	6,667	-	-	-	6,667
Net loss for the year	-	-	-	-	-	-	(84,835)	(84,835)

Balance, June 30, 2017	22,072,118	22,072	15,955,079	-	-	4,882	(16,135,661)	(153,628)
Common stock issued
- for debt	4,065,269	4,065	155,109	-	-	-	-	159,174
- for cash	20,000,000	20,000	80,000	-	-	-	-	100,000
- for capital stock of Gain First Group Corporation	20,000,000	20,000	(10,000)	-	-	-	-	10,000
- for exclusive agreement with De Lasselle Ltd.	75,000,000	75,000	(65,000)	-	-	-	-	10,000
Net loss for the period	-	-	-	-	-	-	(145,937)	(145,937)

Balance, December 31, 2017	141,137,387	$141,137	$16,245,188	$-	$-	$4,882	$(16,281,598)	$20,391

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.
Condensed Consolidated Interim Statements of Cash Flows
Stated in US dollars
For the six month periods ended December 31, 2017 and 2016
(Unaudited)

	Six months ended December 31,	Six months ended December 31,
	2017	2016
Operating activities
Net loss for the period	$(145,937)	$(43,494)
Item not affecting cash:
Stock-based compensation	-	6,667
Changes in non-cash working capital:
Prepaid expenses	11,109	2,498
Trade and other payables	(8,829)	(2,500)
Due to related parties	34,027	39,300
Net cash used in operating activities	(109,630)	2,471

Financing activities
Common stock issued	100,000	-
Net cash provided by financing activities	100,000	-

Net cash increase (decrease) for period	(9,630)	2,471

Cash and cash equivalents, beginning of the period	9,630	8,993

Cash and cash equivalents, end of the period	$-	$11,464

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-
Common stock issued for debt	$159,174	$-
Common stock issued for intangible assets	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Expressed in United States Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and notes disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosure made is adequate to make the information not misleading.

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2017 annual financial statements. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ended June 30, 2018.

2.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Wincash Apolo Gold & Energy, Inc. (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

On October 12, 2017, the Company acquired Gain First Group Corporation (“Gain First”), a corporation formed under the laws of the British Virgin Islands. Gain First has signed a sole agency agreement with De Lassalle Ltd., a wine producer located in France, to distribute De Lassalle’s wine products in Greater China region. On December 12, 2017, Gain First signed another sole agency with De Lassalle to distribute De Lassalle’s wine products in South East Asia. With the acquisition of Gain First, the Company will no longer pursue investment in the mineral exploration and energy related sectors.

3.	GOING CONCERN UNCERTAINTIES

These condensed interim financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2017, the Company has incurred accumulated deficits of $16,281,598. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Expressed in United States Dollars)

(Unaudited)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies those disclosed in the noted to the audited financial statement for the year ended June 30, 2017. The Company has applied the following policies in dealing with significant transactions that occurred in the six months ended December 31, 2017:

(a)	In determining whether the acquisition of a wholly owned subsidiary constitutes a business combination or an asset purchase, the Company used the guidance under FASB topic 805 Business Combinations and FASB Accounting Standards Update (ASU) No 2017. The update requires that a set up assets include inputs and a substantive process in order to be accounted for as a business purchase.

(b)	In recording the value of intangible assets acquired, the Company uses the guideline under FASB topic 350-30 General Intangibles Other than Goodwill and topic 805-50-30-2 Acquisition of Assets Rather than a Business. That guidance determines that where consideration given is not in the form of cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and, thus more reliably measurable.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

6.	ASSET ACQUSITION

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 100% of the shares in the common stock of Gain First a corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First is now a wholly owned subsidiary of the Company. This acquisition resulted in a change of business direction for the Company, namely the wine distribution business in the Greater China and South East Asia regions.

The transaction was recorded as an asset purchase as it did not include the purchase of inputs and a substantive process. The asset, an agency agreement for the China region, was valued using the fair value of the assets acquired ($10,000) as their value was more clearly evident than the consideration given.

7.	INTANGIBLE ASSETS

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to De Lassalle Ltd. as consideration for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle’s wine products in the South East Asia region. The exclusive agreement was valued at $10,000, the same value as the exclusive right acquired noted above in Note 6. Asset Acquisition. No amortization has been recorded on these assets as yet. The Company is in the process of determining their useful life.

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

(Expressed in United States Dollars)

(Unaudited)

8.	COMMON STOCK

On December 1, 2015, the Board of Directors of the Company approved to issue 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services of $16,000 in a service period of twelve months commencing from December 2015. In August 2016, all 200,000 shares were issued.

On July 27, 2017, the Company issued 3,238,431common shares as settlement of $126,800 in advances made by the director of the Company.

On July 27, 2017, the Company issued 826,838 common shares as settlement of $32,375 in advances made by the former director of the Company.

On October 12, 2017, the Company completed a private placement of $100,000 and issued 20,000,000 shares of its common stock at a price of $0.05 per share and used the proceeds to settle all outstanding liabilities with a former director.

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First Group Corporation (“Gain First”), a corporation formed under the laws of the British Virgin Islands.

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to as consideration in lieu of a payment at a deemed value of $100,000 for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle Ltd.’s wine products in the South East Asia region.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2017.

As of December 31, 2017, there were 141,137,387 shares of common stock issued and outstanding.

9.	RELATED PARTY TRANSACTIONS

Certain related party transactions for the six months ended December 31, 2017 have been described in Note 8. Common Stock. In addition, a director advance $34, 027 to pay for company expenses during the period. The advances bear no interest or stated terms of repayment and remain unpaid as at December 31, 2017.

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

On October 12, 2017 the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First Group Corporation ("Gain First"), a Corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First became a wholly owned subsidiary of the Company. Gain First is a newly formed startup Company with nominal assets. It has signed a sole agency agreement with De Lassalle Ltd. (“De Lasalle”) whereby Gain First is to market and sell De Lasalle’s wine products in China. This acquisition resulted in a change of business direction of the Company which since then has been pursuing the wine distribution business.

On October 31, 2017, the Company announced that it has appointed KR Margetson, Ltd., CPA’s (“KRM”) as the Company’s independent auditors for the 2018 fiscal year ending June 30, 2018, replacing Weld Asia Associates (“WAA”).

On December 12, 2017, the Company issued 75,000,000 shares of its common stock as consideration in lieu of a payment at a deemed value of $10,000 for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle’s wine products in the South East Asia region.

Results of Operations – Three months ended December 31, 2017 compared to the three months ended December 31, 2016

REVENUES: The Company had no revenues generated for the three months ended December 31, 2017 and 2016.

EXPENSES:

During the three months ended December 31, 2017 and 2016, the Company had total expenses of $134,864 and $21,342, respectively. During the three months ended December 31, 2017, the Company had expenses in consulting fees of $93,973, filing fees of $14,341, general and administration expenses of $1,700 and professional fees of $21,850 compared to consulting fees of $13,500, nil filing fees, general and administration expenses of $5,175 and professional fees of $2,667 for the three months ended December 31, 2016. The increase of expenses in the three months ended December 31, 2017 was due to the increase of corporate and operating activities during the period.

The Company continues to carefully control its expenses and intends to seek additional financing for its ongoing expenses and for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

Cash and cash equivalents as of December 31, 2017 was nil (June 30, 2016 - $9,630) and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors and shareholders to provide necessary funding when required.

Net Loss

During the three months ended December 31, 2017 and 2016 the Company incurred net losses of $134,864 and $21,342, respectively.

Results of Operations – Six months ended December 31, 2017 compared to the six months ended December 31, 2016

REVENUES: The Company had no revenues generated for the six months ended December 31, 2017 and 2016.

EXPENSES:

During the six months ended December 31, 2017 and 2016, the Company total expenses of $145,937 and $43,494, respectively. During the six months ended December 31, 2017, the Company had expenses in consulting fees of $107,473, filing fees of $14,781, general and administration expenses of $1,833 and professional fees of $21,850 compared to consulting fees of $27,000, nil filing fees, general and administration expenses of $9,827 and professional fees of $6,667 for the six months ended December 31, 2016. The increase of expenses in the six months ended December 31, 2017 was due to the increase of corporate and operating activities during the period.

Net Loss

During the six months ended December 31, 2017 and 2016 the Company had net losses of $145,937 and $43,494, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2017, the Company had no current asset and had total current liabilities of $40,391, which consists of $6,364 from trades and other payables and $34,027 from due to related parties.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2017 was $109,630 compared to net cash provided by operating activities of $2,471 for the six months ended December 31, 2016, for an increase of $112,101. The net cash used in operating activities for the six months ended December 31, 2017 are mainly attributed to the net loss of $145,947.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for six months ended December 31, 2017 and 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2017 and 2016 was $100,000 and nil, respectively. The net cash provided by financing activities are mainly attributed to the proceed received from a private placement of $100,000.

The Company has financed its development to date by way of sale of common stock and with loans from directors and shareholders of the Company. As of December 31, 2017, the Company had 141,137,387 shares of common stock outstanding.

The Company has limited financial resources at December 31, 2017 with nil cash and cash equivalents compared to $9,630 as of June 30, 2016.

As of December 31, 2017, the amount due to related parties was $34,027. As of June 30, 2016, the amount due to related parties was $126,800. The amounts were unsecured, interest free and have no fixed terms of repayment.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of December 31, 2017, we did not have any contractual obligations and commitments other than its agency agreement with De Lassalle for distribution of its wine products in the China and South-East Asia regions.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of both US GAAP and SEC guidelines, and (iii) inadequate number of personnel that could accurately and timely report the Company’s financial statements in accordance with GAAP.

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

Date: February 15, 2018

/s/ Chow Wing Fai
Chow Wing Fai, Chairman/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Chow Wing Fai
	Chairman, CEO, Director	February 15, 2018

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer	February 15, 2018

