Form 10-Q
period 2018-03-31
Wincash Apolo Gold & Energy, Inc.
filed 2018-05-11
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-27791

Wincash Apolo Gold & Energy, Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

Flat 1412, 14/F, Tower 1, Silvercrod, Canton Road
Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 9601 5688

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer ☐	☐	Smaller reporting company	☒
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

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

WINCASH APOLO GOLD & ENERGY, INC.

Condensed Consolidated Interim Statements of Financial Position

Stated in US dollars

(Unaudited)

As at March 31 2018 and June 30, 2017

	March 31, 2018	June 30, 2017

ASSETS
Current
Cash and cash equivalents	$8,270	$9,630
Prepaid expenses	-	11,109
	8,270	20,739
Long-term
Intangible asset (Notes 6 and 7)	20,000	-

Total Assets	$28,270	$20,739

LIABILITIES
Current
Trades and other payables (Note 4)	$2,451	$41,567
Due to related parties (Note 9)	64,803	126,800
	67,254	168,367

Total Liabilities	67,254	168,367

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
300,000,000 common stock, voting, par value $0.001 each
25,000,000 preferred stock, non-voting, par value $0.001 each
Issued
141,137,387 and 22,072,118 common stock, respectively (Note 8)	141,137	22,072
Additional paid in capital	16,115,188	15,955,079
Deficit	(16,300,191)	(16,129,661)
Accumulated other comprehensive income	4,882	4,882

Total Stockholders' Deficit	(38,984)	(147,628)

Total Liabilities and Stockholders' Deficit	$28,270	$20,739

Going Concern (Note 3)

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

Stated in US dollars

For the three and nine month periods ended March 31, 2018 and 2017

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017

Expenses
Consulting fees	$4,001	$13,500	$111,474	$40,500
Filing fees	1,709	-	16,490	-
General & administration	2,171	6,198	4,004	16,025
Professional fees	10,712	-	32,562	-
Stock-based compensation	-	-	-	6,667

Net loss and comprehensive loss	$(18,593)	$(19,698)	$(164,530)	$(63,192)

Basic and diluted loss per stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	141,137,387	22,072,118	67,490,958	22,047,300

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.

Condensed Consolidated Interim Statements of Changes in Equity (Deficit)

Stated in US dollars

For the period from June 30, 2016 to March 31, 2018

(Unaudited)

	Common Stock		Additional Paid in	Deferred	Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	payable	Income (Loss)	Deficit	Total
Balance, June 30, 2016	21,872,118	$21,872	$15,939,279	$(6,667)	$16,000	$4,882	$(16,050,826)	$(75,460)
Common stock issued	200,000	200	15,800	-	(16,000)	-	-	-
Amortization of deferred compensation	-	-	-	6,667	-	-	-	6,667
Net loss and comprehensive loss for the year	-	-	-	-	-	-	(84,835)	(84,835)

Balance, June 30, 2017	22,072,118	22,072	15,955,079	-	-	4,882	(16,135,661)	(153,628)
Common stock issued
for debt	4,065,269	4,065	155,109	-	-	-	-	159,174
for cash	20,000,000	20,000	80,000	-	-	-	-	100,000
for capital stock of Gain First Group Corporation	20,000,000	20,000	(10,000)	-	-	-	-	10,000
for exclusive agreement with De Lasselle Ltd.	75,000,000	75,000	(65,000)	-	-	-	-	10,000
Net loss and comprehensive loss for the period	-	-	-	-	-	-	(164,530)	(164,530)

Balance, March 31, 2018	141,137,387	$141,137	$16,115,188	$-	$-	$4,882	$(16,300,191)	$(38,984)

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.

Condensed Consolidated Interim Statements of Cash Flows

Stated in US dollars

For the nine month periods ended March 31, 2018 and 2017
(Unaudited)

	Nine months ended March 31,
	2018	2017
Operating activities
Net loss for the period	$(164,530)	$(63,192)
Item not affecting cash:
Stock-based compensation	-	6,667

Changes in non-cash working capital:
Prepaid expenses	11,109	2,914
Trade and other payables	(12,742)	(1,500)

Net cash used in operating activities	(166,163)	(55,111)

Financing activities
Advances from a director	64,803	67,500
Common stock issued	100,000	-

Net cash provided by financing activities	164,803	67,500

Net cash increase (decrease) for period	(1,360)	12,389

Cash and cash equivalents, beginning of the period	9,630	8,993

Cash and cash equivalents, end of the period	$8,270	$21,382

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-
Common stock issued for debt	$159,174	$-
Common stock issued for intangible assets	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

WINCASH APOLO GOLD & ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2017 annual financial statements. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ended June 30, 2018.

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

As of March 31, 2018, the Company has incurred accumulated deficits of $16,300,191. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

(Expressed in United States Dollars)

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies those disclosed in the noted to the audited financial statement for the year ended June 30, 2017. The Company has applied the following policies in dealing with significant transactions that occurred in the nine months ended March 31, 2018:

(a)	In determining whether the acquisition of a wholly owned subsidiary constitutes a business combination or an asset purchase, the Company used the guidance under FASB topic 805 Business Combinations and FASB Accounting Standards Update (ASU) No 2017-01. The update requires that an acquisition include inputs and a substantive process in order to be accounted for as a business purchase.

(b)	In recording the value of intangible assets acquired, the Company uses the guideline under FASB topic 350-30 General Intangibles Other than Goodwill and topic 805-50-30-2 Acquisition of Assets Rather than a Business. That guidance determines that where consideration given is not in the form of cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and, thus more reliably measurable.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2018

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2018.

As of March 31, 2018, there were 141,137,387 shares of common stock issued and outstanding.

9. RELATED PARTY TRANSACTIONS

Certain related party transactions for the nine months ended March 31, 2018 have been described in Note 8. Common Stock. In addition, a director advance $64,803 to pay for company expenses during the period. The advances bear no interest or stated terms of repayment and remain unpaid as at March 31, 2018.

10. SUBSEQUENT EVENT

On April 3, 2018, the Company entered into a share exchange agreement with Banny International Trading Co., Ltd., a Macau company. Under the terms of that share exchange agreement, APLL will exchange 36,500,000 shares of APLL common stock and an option to purchase an additional 36,500,000 shares of APLL common stock in exchange for the brand name “Banny Choice” and the right to use Banny’s sale and distribution network for the sale of wine under the Banny Choice name in Asia and other parts of the World.

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

On June 4, 2015, the Company issued 6,000,000 shares of restricted common stock at $0.10 per share for the rendering of business and strategic consulting services of $600,000. For the years ended June 30, 2016 and 2015, the Company amortized $550,000 and $50,000 in expenses, respectively to the operations of the Company using the straight-line method.

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

On June 26, 2015, the Board of Directors of the Company approved the issuance of 340,000 shares of restricted common stock at $0.15 per share to settle a debt of $51,000 owed to the Chief Executive Officer and a director of the Company. All 340,000 shares were issued July 2, 2015. As of June 26, 2015, the current market value was $0.16 per share.

On December 1, 2015, the Board of Directors of the Company approved the issuance of 200,000 shares of restricted common stock at $0.08 per share for the rendering of consulting services with a value of $16,000. For the nine months ended March 31, 2017, all 200,000 shares have been issued and the Company amortized $6,667 to the operations using the straight-line method.

On July 27, 2017, the Company issued 1,811,429 common shares as settlement of $126,800 in advances made by a director of the Company.

On July 27, 2017, the Company issued 462,495 common shares in repayment for $32,375 in advances made by a former director of the Company.

On October 12, 2017 the Company closed a private placement and issued 20,000,000 shares of its common stock for $100,000.00 in cash.

On October 12, 2017 the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First Group Corporation ("Gain First"), a Corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First became a wholly owned subsidiary of the Company. Gain First is a newly formed startup Company with nominal assets. It has signed a sole agency agreement with De Lassalle Ltd. (“De Lasalle”), whereby Gain First is to market and sell De Lasalle’s wine products in China. This acquisition resulted in a change of business direction of the Company. Since that time the Company has been active in the wine distribution business.

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

On April 3, 2018, the Company entered into a share exchange agreement with Banny International Trading Co., Ltd., a Macau company. Under the terms of that share exchange agreement, the Company will issue 36,500,000 shares of its common stock and an option to purchase an additional 36,500,000 shares of its common stock in exchange for rights to the brand name “Banny Choice” and the right to use Banny’s sale and distribution network for the sale of wine under the Banny Choice name in Asia and other parts of the World.

Results of Operations – Three months ended December 31, 2017 compared to the three months ended December 31, 2016

REVENUES: The Company had no revenues generated for the three months ended March 31, 2018 and 2017.

EXPENSES:

During the three months ended March 31, 2018 and 2017, the Company had total expenses of $18,593 and $19,698, respectively. For the three months ended March 31, 2018, the Company had expenses in consulting fees of $4,001, filing fees of $1,709, general and administration expenses of $2,171 and professional fees of $10,712 compared to consulting fees of $13,500, nil filing fees, general and administration expenses of $6,198 and zero professional fees for the three months ended March 31, 2017. The decrease of expenses in the three months ended March 31, 2018 was due to the decrease of corporate and operating activities during the period.

The Company continues to carefully control its expenses and intends to seek additional financing for its ongoing expenses and for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

Cash and cash equivalents as of March 31, 201 was $8,270 (June 30, 2016 - $9,630) and the Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both in the coming months. The Company is dependent on its directors and shareholders to provide necessary funding when required.

Net Loss

During the three months ended March 31, 2018 and 2017 the Company incurred net losses of $18,593 and $19,698, respectively.

Results of Operations – Nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

REVENUES: The Company had no revenues generated for the nine months ended March 31, 2018 and 2017.

EXPENSES:

During the nine months ended March 31, 2018 and 2016, the Company total expenses of $164,530 and $63,192, respectively. For the nine months ended March 31, 2018, the Company had expenses in consulting fees of $111,474, filing fees of $16,490, general and administration expenses of $4,004 and professional fees of $32,562 compared to consulting fees of $40,500, nil filing fees, general and administration expenses of $16,025 and zero professional fees $ for the nine months ended March 31, 2017. The increase of expenses in the nine months ended March 31, 2018 was due to the increase of corporate and operating activities during the period.

Net Loss

During the nine months ended March 31, 2018 and 2017 the Company had net losses of $1164,530 and $63,192, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 20178, the Company had total current assets of $8,270, which consists of cash and cash equivalents, and had total current liabilities of $67,254, which consists of $2,451 from trades and other payables and $64,803 from due to related parties.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2018 was $101,360 compared to net cash provided by operating activities of $12,389 for the nine months ended March 31, 2017, for an increase of $113,749. The net cash used in operating activities for the nine months ended March 31, 2018 are mainly attributed to the net loss of $164,530.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for nine months ended March 31, 2018 and 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2018 and 2017 was $100,000 and zero, respectively. The net cash provided by financing activities are mainly attributed to the proceeds received from a private placement of $100,000.

The Company has financed its development to date by way of sale of common stock and with loans from directors and shareholders of the Company. As of March 31, 2018, the Company had 141,137,387 shares of common stock outstanding.

The Company has limited financial resources at March 31, 2018 with cash and cash equivalents of $8,270 compared to $9,630 as of June 30, 2016.

As of March 31, 2018, the amount due to related parties was $64,803. As of June 30, 2016, the amount due to related parties was $126,800. The amounts were unsecured, interest free and have no fixed terms of repayment.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of March 31, 2018, we did not have any contractual obligations and commitments other than its agency agreement with De Lassalle for distribution of its wine products in the China and South-East Asia regions.

Going Concern

We have incurred losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements contained in this report do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2018, our company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 10, 2018	/s/ Liu Wenxin
Liu Wenxin, Chairman/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Liu Wenxin
	Chairman, CEO, Director	May 10, 2018

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer	May 10, 2018

