Form 10-K
period 2018-06-30
Banny Cosmic International Holdings, Inc
filed 2018-10-15
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________

Commission file number: 000-27791

BANNY COSMIC INTERNATIONAL HOLDINGS, Inc.
(Exact name of small business issuer in its charter)

Nevada	98-0412805
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Flat 12, 14/F, Tower 1, Silvercord, 30 Canton Road Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained in this form, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the Registrant’s most recently completed second fiscal quarter. As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on 26,137,387 shares and the average bid and asked price of $0.0305 per share, is $797,190.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,137,387 shares of Common Stock as of September 17, 2018.

Documents Incorporated by Reference: None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Such factors include, but are not limited to, the following: the Company’s lack of an operating history, the Company’s minimal level of revenues and unpredictability of future revenue, the Company’s future capital requirements, the risks associated with governmental regulations and legal uncertainties, and the other risks and uncertainties described in this Form 10-K. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

2

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

History

Apolo Gold & Energy Inc, (the “Company”) was incorporated in March, 1997 under the laws of the State of Nevada as Apolo Gold Inc., for the purpose of financing and operating precious metals concessions. In May, 2005, the Company amended its articles of incorporation to change the name of the Company from Apolo Gold Inc. to Apolo Gold & Energy Inc.

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

The “NUP” is 733.9 hectares in size and the Company had an 80% interest. These claims are owned privately by citizens of Indonesia and are not crown granted claims. Apolo was entitled to recover all of its development costs on the “NUP” including property payments before the partner with 20% can participate.

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

On December 23, 2013, the Company acquired 24% equity interest in Jiangxi Everenergy New Material Co., Ltd. (“Everenergy”). The consideration was settled by the issuance of eight-million shares of restricted common stock at a deemed price of $0.375 per share, plus $1-million in cash. Additionally, on February 19, 2014, the Company acquired an additional 29% equity interest in Everenergy. The consideration was settled with the issuance of 11-million restricted common stock at a deemed price of $0.45 per share.

On September 17, 2014, the Company cancelled both transactions with Everenergy and had requested return of the $1-million payment and all the shares. The 11-million shares issued were effectively cancelled on October 21, 2014. The remaining 8-million shares issued are in the process of cancellation and the $1 million paid for the acquisition was written off as an investment loss.

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

On July 27, 2017, the Company issued 3,238,431 common shares as settlement of $126,800 in advances made by a former director of the Company and another 826,838 common shares as settlement of $32,375 in advances made by another former director of the Company.

On October 12, 2017 the Company closed a private placement and issued 20,000,000 shares of its common stock for $100,000.00 in cash.

On October 12, 2017 the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First Group Corporation ("Gain First"), a Corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First became a wholly owned subsidiary of the Company. Gain First is a newly formed start-up Company with nominal assets. It has signed a sole agency agreement with De Lassalle Ltd. (“De Lasalle”), whereby Gain First is to market and sell De Lasalle’s wine products in China. This acquisition resulted in a change of business direction of the Company. Since that time the Company has been active in the wine distribution business.

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

On July 23, 2018, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from Wincash Apolo Gold & Energy, Inc. to Banny Cosmic International Holdings, Inc. and increases the number of authorized shares from 300,000,000 common shares and 25,000,000 preferred shares, each with a par value of $0.001 per share, to 1,000,000,000 common shares and 100,000,000 preferred shares with a par value of $0.001 per share.

On September 10, 2018, the Company signed a cancellation agreement with Banny International Trading Co. Ltd. to cancel the transaction described in the paragraph above. As a part of this cancellation transaction, the 36,500,000 shares issued to Banny International Group (Holdings) Limited will be returned to the Company’s treasury for cancellation, and the option to acquire 36,500,000 shares of the Company’s common stock granted to Banny International Group (Holdings) Limited will be cancelled.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B - Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2 - Description of Property

Our executive and administrative offices are located at Flat 1412, 14/F, Silvercord, 30 Canton Road, Kowloon, Hong Kong. We currently share the office space with other groups. The office space is leased by our directors. We believe that our office space is sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no legal proceedings in which our directors, officers affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 4 - Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Markets. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Pacific Stock Transfer Company, 6725 Via Austi Parkway, Suite 300, Las Vegas, NV, 89119, telephone: (702) 361-3033, fax: (702) 433-1979.

Holders

As of September 12, 2018, there were 219 holders of record of our common stock and 141,137,387 shares of our common stock were issued and outstanding after cancelling 36,500,000 shares previously issued to Banny International Group (Holdings) Limited, as discussed in more detail above.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

Equity Compensation Plan Information

The Company has no existing Equity Compensation Plan other than the option granted to Banny International Group (Holdings) Limited to acquire 36,500,000 common shares of the Company at an exercise price of $0.25 per share. Subsequently, this option was cancelled as per the Cancellation dated September 10, 2018 among the Company, Banny International Trading Co. Ltd. and Choi Kai Weng, as discussed in more detail above.

Purchases of Equity Securities by the Company

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2018.

ITEM 6 - Selected Financial Data

As a smaller business issuer, the Company is not required to include this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2018 and June 30, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

General Overview

Banny Cosmic International Holdings, Inc. (formerly Wincash Apolo Gold & Energy Inc.) was incorporated in March 1997 under the laws of the State of Nevada. Its initial objective was to pursue mineral properties in South America, Central America, North America and Asia.

On October 12, 2017 the Company acquired Gain First Group Corporation ("Gain First"), a Corporation formed under the laws of the British Virgin Islands. As a result of this transaction, Gain First became a wholly owned subsidiary of the Company. Gain First is a newly formed start-up Company with nominal assets. It has signed a sole agency agreement with De Lassalle Ltd. (“De Lasalle”), whereby Gain First is to market and sell De Lasalle’s wine products in China.

The acquisition of Gain First resulted in a change of business direction for the Company. Since then the Company has been active in pursuing the wine distribution business.

Going Concern

On June 30, 2018, we had current assets of $2,502 and current liabilities of $88,348. Our independent certified public accountants have stated in their report on our audited financial statements for the calendar year-end that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of June 30, 2018, the Company had an accumulated deficit of $16,327,053, which included a net loss of $191,392 reported for the year ended June 30, 2018. These factors raise substantial doubt about our ability to continue as a growing concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of out strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations - Year ended June 30, 2018 compared to year ended June 30, 2017

Revenues:

The Company had no revenues for the fiscal years ended June 30, 2018 and June 30, 3017.

Expenses:

During the fiscal year ended June 30, 2018 and June 30, 2017, the Company had total expenses for the year ended June 30, 2018 of $191,392 compared to $84,835 for the year ended June 30, 2017, an increase of $106,557. The increase is mainly attributable to the expenses related to the change of the company’s management team and the change of the company’s business direction.

For the year ended June 30, 2018, the Company incurred consulting fees of $111,474, professional fees of $57,284, general and administrative expenses of $2,306 and paid no stock-based compensation compared to nil in consulting and professional fees, general and administration expenses of $78,168 and stock-based compensation expense of $6,667 for the year ended June 30, 2017.

The Company continues to carefully control its expenses and intends to seek additional financing both for potential business opportunities it may develop. There is no assurance that the Company will be successful in its attempts to raise additional capital.

Earnings

For the year ended June 30, 2018, the Company incurred net loss of $191,392 compared to a net loss of $84,835 for the year ended June 30, 2017.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2018 was $107,128 compared to net cash provided in operating activities of $637 for year ended June 30, 2017. The cash used in operating activities is primarily attributed to the net loss of $191,392 for the year ended June 30, 2017.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended June 30, 2018 and 2017 was $nil.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended June 30, 2018 and 2017 was $100,000 and $nil, respectively. The cash provided by financing activities for the year ended June 30, 2018 was from issuance of the company’s common stock.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018, the Company had total current assets of $2,502, consisting of cash, and had total current liabilities of $88,348, consisting of trades and other payables of $12,628 and due to related parties of $75,720.

As of June 30, 2017, the Company had total current assets of $20,739, consisting of cash and cash equivalents of 9,630 and prepaid expenses of $11,109, and had total current liabilities of $168,367, consisting of trades and other payables of $41,567 and due to related parties of $126,800.

Cash and cash equivalents as at June 30, 2018 were $2,502 compared to $9,630 in 2017.

As at June 30, 2018, the amount due to related parties was $75,720, whereas the amount due from related parties was $126,800 as at June 30, 2017. The amounts were unsecured, interest free and repayable on demand.

As at June 30, 2018, we had a working capital deficit of $85,846 compared to a working capital deficit of $153,628 as at June 30, 2017.

The Company recognizes it may not have sufficient funds to conduct its affairs. It fully intends to seek financing by way of loans, private placements or a combination of both. While we will continue to seek out additional capital, there is no assurance that we will be successful in securing additional capital. We recognize that we are dependent on the ability of our management to obtain the necessary working capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of June 30, 2018, we did not have any contractual obligations and commitments.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended June 30, 2018, and are included elsewhere in this annual report on Form 10-K

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8. Financial Statements and Supplementary Data.

K. R. MARGETSON LTD. #210, 905 West Pender Street Vancouver BC V6C 1L6 Canada	Chartered Professional Accountant Tel: 604.641.4450 Fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Banny Cosmic International Holdings, Inc.:

I have audited the accompanying consolidated balance sheets of Banny Cosmic International Holdings, Inc. as of June 30, 2018 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, based on my audit, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and the changes in consolidated stockholders’ deficiency and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception and has insufficient cash on hand to fund the operation for the ensuing year, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K. R. Margetson Ltd
October 12, 2018	Chartered Professional Accountant

BANNY COSMIC INTERNATIONAL HOLDINGS, INC. (Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)
Consolidated Balance Sheet
Stated in US dollars
As at June 30, 2018

ASSETS
Current
Cash	$2,502
2,502
Long-term
Intangible Asset (Notes 5 and 6)	20,000
Total Assets	$22,502

LIABILITIES
Current
Trades and other payables	$12,628
Due to related parties (Note 8)	75,720
Total Liabilities	88,348

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized
1,000,000,000 common stock, voting, par value $0.001 each
100,000,000 preferred stock, non-voting, par value $0.001 each
Issued
141137,387 shares of common stock (Note 7)	141,137
Additional paid in capital	16,115,188
Accumulated deficit	(16,327,053)
Accumulated other comprehensive income	4,882
Total Stockholders' Deficiency	(65,846)
Total Liabilities and Stockholders' Deficiency	$22,502

Going Concern (Note 2) Subsequent event (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC. (Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)
Consolidated Statement of Operations and Comprehensive Loss
Stated in US dollars
For the year ended June 30, 2018

Expenses
Consulting fees	$111,474
Filing fees	20,328
General & administration	2,306
Professional fees	57,284
Net loss and comprehensive loss	$(191,392)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding	96,247,627

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC. (Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)
Consolidated Statement of Changes in Stockholders’ Deficiency
Stated in US dollars For the Year Ended June 30, 2018

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount
Balance, June 30, 2017	22,072,118	$22,072	$15,955,079	$4,882	$(16,135,661)	$(153,628)
Common stock issued						-
-for debt	4,065,269	4,065	155,109	-	-	159,174
-for cash	20,000,000	20,000	80,000	-	-	100,000
-for capital stock of Gain First Group Corporation	20,000,000	20,000	(10,000)	-	-	10,000
-for exclusive agreement with De Lasselle Ltd.	75,000,000	75,000	(65,000)	-	-	10,000
Net loss and comprehensive loss for the year	-	-	-	-	(191,392)	(191,392)

Balance, June 30, 2018	141,137,387	$141,137	$16,115,188	$4,882	$(16,327,053)	$(65,846)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”) Consolidated Statement of Cash Flows
Stated in US dollars
For the year ended June 30, 2018

Operating activities
Net loss for the year	$(191,392)

Changes in non-cash working capital:
Prepaid expenses	11,109
Trade and other payables	(2,565)
Due to related parties	75,720
Net cash used in operating activities	(107,128)

Financing activities
Common stock issued for cash	100,000
Net cash provided by financing activities	100,000

Net cash decrease for the year	(7,128)

Cash, beginning of the year	9,630

Cash, end of the year	$2,502

Supplemental cash flow information
Income taxes paid	$-
Interest paid	$-
Common stock issued for debt	$159,174
Common stock issued for intangible assets	$10,000

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Banny Cosmic International Holdings, Inc., formerly “Wincash Apolo Gold & Energy, Inc., (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

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

On April 3, 2018, the Company entered into a share exchange agreement with Banny International Trading Co., Ltd., a Macau company. Under the terms of that share exchange agreement, the Company exchanged 36,500,000 shares of its common stock and an option to purchase an additional 36,500,000 shares of its common stock in exchange for the brand name “Banny Choice” and the right to use Banny’s sale and distribution network for the sale of wine under the Banny Choice name in Asia and other parts of the world. This agreement was subsequently cancelled on September 10, 2018. All shares and options related to this agreement were cancelled and the cancellation of this transaction has been retroactively applied to these consolidated financial statements.

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2018, the Company has incurred accumulated deficits of $16,327,053. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the financial statements of its wholly owned subsidiary, Gain First. All inter-company balances and transactions have been eliminated.

Cash

For purposes of the consolidated statement of cash flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the value of sales and marketing rights acquired through share transactions and the valuation allowance against deferred tax assets. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Comprehensive Income (loss)

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income (loss) represents foreign currency translation adjustments.

Basic and Diluted Loss per Common Stock

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per stock would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per common stock on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash is measured using level 1 inputs.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of financial instruments consisting of cash, trade and other payables, and due to related parties were estimated to approximate their carrying values based on the short-term maturity of these instruments.

Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash.

Management does not believe the Company is exposed to significant credit risk. Management, as well, does not believe the Company is exposed to significant interest rate risks during the periods presented in these consolidated financial statements as the Company does not hold any interest-bearing financial instruments.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. As of February 28, 2018, the Company had no uncertain tax positions.

Foreign Currency Translation

The functional and reporting currency of the Company and its subsidiary is the United States currency (“US dollars”).

(i) Foreign currency transactions

Transactions in foreign currencies are initially recorded by the Company and its subsidiary at their respective functional currency rates prevailing at the date of the transaction.

Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. All differences are taken to the consolidated statement of operations.

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.

(ii) Foreign operations

The assets and liabilities of foreign operations are translated to US dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into US dollars at exchange rates at the dates of the transactions.

Foreign currency adjustments are recognized in other comprehensive income (loss) in the accumulated other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

Business Combination

In determining whether the acquisition of a wholly owned subsidiary constitutes a business combination or an asset purchase, the Company used the guidance under FASB topic 805 Business Combinations and FASB Accounting Standards Update (ASU) No 2017-01. The update requires that an acquisition include inputs and a substantive process in order to be accounted for as a business purchase.

Intangible Assets

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

5. ASSET ACQUSITION

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 100% of the shares in the common stock of Gain First Group Corporation (“Gain First”) a corporation formed under the laws of the British Virgin Islands. As a result of that transaction, Gain First is now a wholly owned subsidiary of the Company. This acquisition resulted in a change of business direction for the Company.

Gain First had no assets or liabilities other than an agreement to be the exclusive marketing and sales agent in China for a French winery – De Lassalle Ltd. The transaction was recorded as an asset purchase as it did not include the purchase of inputs and a substantive process. The fair value of the transaction of $10,000 was based on the asset acquired, namely the agency agreement, as its value was more clearly evident than the consideration given.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

6. INTANGIBLE ASSETS

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to De Lassalle Ltd. as consideration for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle’s wine products in the South East Asia region. The exclusive agreement was valued at $10,000, the same value as the exclusive right acquired noted above in Note 5 Asset Acquisition.

No amortization has been recorded on these assets as yet. The Company is in the process of determining their useful life.

7. COMMON STOCK

On July 27, 2017, the Company issued 3,238,431common shares as settlement of $126,800 in advances made by the director of the Company.

On July 27, 2017, the Company issued 826,838 common shares as settlement of $32,375 in advances made by a former director of the Company.

On October 12, 2017, the Company completed a private placement of $100,000 and issued 20,000,000 shares of its common stock at a price of $0.005 per share and used the proceeds to settle all outstanding liabilities with a former director.

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 50,000 shares of the common stock of Gain First.

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to as consideration in lieu of a payment at a deemed value of $100,000 for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle Ltd.’s wine products in the South East Asia region.

As of June 30, 2018, there were 141,137,387 shares of common stock issued and outstanding and no options or warrants issued and outstanding.

8. RELATED PARTY TRANSACTIONS

Certain related party transactions for the year ended June 30, 2018 have been described in Note 8. Common Stock. In addition, a director advanced $75,720 to fund company expenses during the period. The advances bear no interest or stated terms of repayment and remain unpaid as at June 30, 2018.

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

(Formerly “WINCASH APOLO GOLD & ENERGY, INC.”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2018

(Expressed in United States Dollars)

9. INCOME TAX

Potential benefits of income tax losses have not been recognized in these consolidated financial statements because the Corporation cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

For the Year Ended June 30, 2018
$
Net loss for the year	(191,392)
Statutory and effective rates	21%
Income tax recovery at effective rate	(40,192)
Effect of change in tax rate on deferred taxes	645,426
Change in unrecognized deductible temporary differences	(605,234)
Corporate income tax recovery recognized in the accounts	-

The Corporation has $16,327,053 of loss carry forwards in the United States that expires between 2017 and 2038. The components of the net deferred tax asset are below:

As at June 30, 2018
$
Non-capital losses carried forward	16,327,053
Deferred tax asset value	3,428,681
Valuation allowance	(3,428,681)
Deferred tax assets recognized	-

10. SUBSEQUENT EVENT

On September 21, 2018, the Company issued 36,000,000 in stock options. The options vest upon grant, have a 2 year term and an exercise price of $1 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

(a) Directors and Executive Officers

Name	Position	Date First Elected or Appointed

Liu Wenxin	Director, President, Chief Executive Officer	April 23, 2018

Chow Wing Fai	Director, Chief Financial Officer, Secretary	September 29, 2017

Chow Chloe	Director	April 30, 2018

Business Experience

Liu Wenxin - President, CEO, Director

Ms. Liu was born in 1968. In 1992, she graduated from Shenzhen University with a major in Business Management. After graduation, she worked for Siemens AG from 1993 to 1994 in China and was involved in business management. In 1995, she started her own business and formed a company, Tall Goods Trading Co., Ltd., involved in the cosmetics business. She worked at the Company until 2010. In 2010, she moved to UK (Scotland Glasgow) with her husband and started a company, Chow’s Food & Beverage Co., Ltd. In 2017, she returned to Hong Kong and established a trading company, Cosmic Equity Group Limited. Ms. Liu is the wife of Mr. Chow.

Chow Wing Fai - Chief Financial Officer, Secretary, Directors

Mr. Chow is a businessman and entrepreneur who has been involved with numerous ventures in both China/Hong Kong and UK over the past 20 years. In 1991, Mr. Chow attained a business administration degree from Coatbridge College in Glasgow, UK. Upon graduation, Mr. Chow was employed from August, 1991 to June, 2001 at the Catering & Beverage Management Institute of Coatbridge, starting as a management trainee and eventually attaining the position as Senior Purchasing Manager. After leaving his employment at the institute, Mr. Chow moved to Birmingham UK. From July 2001 to November 2011, Mr. Chow worked as an external consultant on the management team of the Catering & Beverage industry. In February 2012, he established the Catering & Beverage Management Company Ltd. He currently serves as the company’s Chief Executive Officer and a Director. Mr. Chow travels to China and Hong Kong on a regular basis and has established a management team of Catering & Beverage agents throughout China and Hong Kong. Mr. Chow is the husband of Ms. Liu.

Chow Chloe - Director

Ms. Chloe is the daughter of Liu Wenxin and Cho Wing Fai. Ms. Chloe was born on September 23, 1988 and she is currently a student at the University of Glasgow in Glasgow, Scotland.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. During the fiscal year ended June 30, 2018, the Company’s Board of Directors held both in person meetings and meetings that were conducted by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

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

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Board of Directors Independence

The Company does not currently have any directors that are independent, however, the Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

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

Among the factors that the board considers when evaluating proposed nominees are their experience, knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Banny Cosmic International Holdings, Inc.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934

During the fiscal year ended June 30, 2018 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Family Relationships

Our President and CEO, Liu Wenxin, and our CFO and Secretary are husband and wife.

Item 11. Executive Compensation

Furnish the information required by Item 402 of Regulation S-K (§ 229.402 of this chapter) and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K

The following table shows for the fiscal years ending June 30, 2018, and 2017, the compensation awarded or paid by the Company to its Chief Executive Officer. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)	Other Compensation ($)	Stock Option Awards (#)	Value of Stock Option Awards ($)	All Other Compensation ($)

Liu Wenxin, CEO	2018	Nil	Nil	Nil	Nil	Nil

Chow Wing Fai, CFO	2018	Nil	Nil	Nil	Nil	Nil

Tommy Tsap Wai Ping, CEO	2018	Nil	75,000	Nil	Nil	Nil
	2017	Nil	Nil	Nil	Nil	Nil

Edward Low, CFO	2017	24,000	Nil	Nil	Nil	Nil

Option Grants in Fiscal Years end June 30, 2018 and 2017 was $Nil.

Compensation of Directors

Standard Arrangements: The members of the Company’s Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

Other Arrangements: There are no other arrangements.

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company has no employment contracts.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2018. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended June 30, 2018 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and executives such salary structure will be based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2018 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives may be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Class	Beneficial Owner	Position	Amount and Nature of Beneficial Owner	% of Class (1)

Common	Liu Wenxin	Director, Chairman, CEO	115,000,000	81.52%

All officers and directors as a Group (3 persons)			115,000,000	81.52%

_____________

(1) Applicable percentage ownership is based on 141,069,676 shares outstanding as of June 30, 2018. There are no options warrants, rights, conversion privilege or similar rights to acquire the common stock of the Company outstanding as of June 30, 2018.

Item 13. Certain Relationships and Related Transactions:

As at June 30, 2018, we are obligated to Liu Wenxin, our president, chief executive officer, director and beneficial shareholder for funds advanced to us for working capital in an amount of $75,720 (2017 – to a former director of $126,800). The advances are unsecured and no interest rate or payback schedule has been established.

During the year ended June 30, 2017, the Company paid $100,000 to a former director to settle outstanding fee owed to him.

On July 27, 2017, the Company issued 3,238,431 common shares as settlement of $126,800 in advances made by a former director of the Company and another 826,838 common shares as settlement of $32,375 in advances made by another former director of the Company.

For the year ended June 30, 2017, the Company paid $24,000 to a company controlled by a former officer of the Company for accounting services.

As at the date of this Annual Report there are no written agreements between our company and our CEO, Liu Wenxin or our CFO, Chow Wing Fai regarding their respective consulting, officer, or director services to the company.

Item 14. Principal Accountant Fees and Services

K. R. Margetson Ltd. is the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2018.

Weld Asia Associates was the Company’s independent auditor to examine the financial statements of the Company for the fiscal year ending June 30, 2017.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2018		June 30, 2017
Audit Fees	9,000	(1)	$15,000
Audit Related Fees	Nil		Nil
Tax Fees	Nil		Nil
All Other Fees	Nil		Nil
Total	9,000		$15,000

_____________

(1)	Estimate only.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

Date: October 15, 2018

/s/ Liu Wenxin
Liu Wenxin, President/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Liu Wenxin
Liu Wenxin	Chairman, President, CEO, Director	October 15, 2018

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer, Director	October 15, 2018

/s/ Chow Chloe
Chow Chloe	Director	October 15, 2018

