Form 10-Q
period 2018-09-30
Banny Cosmic International Holdings, Inc
filed 2018-11-13
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-27791

Banny Cosmic International Holdings, Inc.
(Exact name of small business issuer in its charter) Formerly known as Wincash Apolo Gold & Energy, Inc.

Nevada	98-0412805
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

Flat 1412, 14/F, Tower 1, Silvercord, Canton Road Kowloon, Hong Kong	-
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2018 was 141,137,387 shares, all of one class of $0.001 par value Common Stock.

		Page
Part I. Financial Information

Item 1	Financial Statements	4

	Condensed Consolidated Interim Balance Sheets as at September 30, 2018 (unaudited) and June 30, 2018 (audited)	5
	Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) for the Three Month Periods Ended September 30, 2018 and 2017 (unaudited)	6
	Condensed Consolidated Interim Statements of Changes in Equity (unaudited)	7
	Condensed Consolidated Interim Statements of Cash Flows for the Three Month Periods Ended September 30, 2018 and 2017 (unaudited)	8
	Notes to Condensed Consolidated Interim Financial Statements	9 - 10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations General Overview	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4	Controls and procedures	15

Part II – Other Information

Item 1	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Default Upon Senior Securities	17
Item 4	Mine Safety Disclosures	17
Item 5	Other Information	17
Item 6	Exhibits	17

	Signatures	18

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Balance Sheets
Stated in US dollars (Unaudited)
As at

	September 30, 2018	June 30, 2018

ASSETS
Current
Cash	$349,047	$2,502
Prepaid expenses	62,163	-
	411,210	2,502

Long-term
Intangible asset (Notes 6 and 7)	20,000	20,000

Total Assets	$431,210	$22,502

LIABILITIES
Current
Trades and other payables (Note 4)	$171,817	$12,628
Customer deposits	158,704	-
Due to related parties (Note 8)	122,680	75,720
Taxes payable	10,901	-

Total Liabilities	464,102	88,348

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized 1,000,000,000 common stock, voting, par value $0.001 each 100,000,000 preferred stock, non-voting, par value $0.001 each Issued 141,137,387 shares of common stock (Note 8)	141,137	141,137
Additional paid in capital	16,115,188	16,115,188
Accumulated deficit	(16,294,099)	(16,327,053)
Accumulated other comprehensive income	4,882	4,882

Total Stockholders' Deficiency	(32,892)	(65,846)

Total Liabilities and Stockholders' Deficiency	$431,210	$22,502

Going Concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)
Stated in US dollars
For the three-month periods ended September 30, 2018 and 2017
(Unaudited)

	Three months ended September 30
	2018	2017

Revenue	$395,100	$-
Cost of goods sold	131,574	-
Gross profit	263,526	-

Selling and administrative expenses
Advertising and promotion	30,137	-
Commission	148,570	-
Consulting fees	15,165	-
General and administration	18,481	14,073
Professional fees	7,318	-
	219,671	14,073

Income (loss) before income tax expense	43,855	(14,073)

Income tax expense	10,901	-

Net income (loss) and comprehensive income (loss)	$32,954	$(14,073)

Basic and diluted loss per stock	$0.00	$(0.00)

Weighted average number of shares outstanding	141,137,387	23,678,695

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Deficiency
Stated in US dollars (Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2017	22,072,118	$22,072	$15,955,079	$4,882	$(16,135,661)	$(153,628)
Common stock issued						-
- for debt	4,065,269	4,065	155,109	-	-	159,174
- for cash	20,000,000	20,000	80,000	-	-	100,000
- for capital stock of Gain First Group Corporation	20,000,000	20,000	(10,000)	-	-	10,000
- for exclusive agreement with De Lasselle Ltd.	75,000,000	75,000	(65,000)	-	-	10,000
Net loss and comprehensive loss for the year	-	-	-	-	(191,392)	(191,392)
Balance, June 30, 2018	141,137,387	141,137	16,115,188	4,882	(16,327,053)	(65,846)
Net income and comprehensive income for the period	-	-	-	-	32,954	32,954
Balance, September 30, 2018	141,137,387	$141,137	$16,115,188	$4,882	$(16,294,099)	$(32,892)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Cash Flows
Stated in US dollars
For the three-month periods ended September 30, 2018 and 2017
(Unaudited)

	Three months ended September 30
	2018	2017
Cash flows from operating activities
Net income (loss) for the period	$32,954	$(14,073)

Changes in non-cash working capital:
Prepaid expenses	(62,163)	-
Trade and other payables	159,189	-
Customer deposits	158,704	-
Taxes payable	10,901	-

Net cash provided by (used in) operating activities	299,585	(14,073)

Cash flows from financing activities
Advances from related parties	46,960	25,000

Net cash provided by financing activities	46,960	25,000

Net cash increase for period	346,545	10,927

Cash, beginning of the period	2,502	9,630

Cash, end of the period	$349,047	$20,557

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2018

(Expressed in United States Dollars)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Banny Cosmic International Holdings, Inc., formerly “Wincash Apolo Gold & Energy, Inc., (“the Company”) was incorporated in March of 1997 under the laws of the State of Nevada primarily for the purpose of acquiring and developing mineral properties.

On October 12, 2017, the Company acquired Gain First Group Corporation (“Gain First”), a corporation formed under the laws of the British Virgin Islands. Gain First had signed a sole agency agreement with De Lassalle Ltd., a wine producer located in France, to distribute De Lassalle’s wine products in Greater China region. On December 12, 2017, Gain First signed another sole agency with De Lassalle to distribute De Lassalle’s wine products in South East Asia.

During the first quarter ended September 30, 2018, the Company incorporated two additional subsidiaries, Banny Cosmic Group Limited, a Hong Kong company, and Shenzhen Qianhai Volcanic Lava Cross-border Trading Co. Ltd., a People’s Republic of China company, to conduct its wine distribution business in China.

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2018, the Company has incurred accumulated deficits of $16,294,099. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the financial statements of its wholly owned subsidiaries, Gain First Group Corporation, Banny Cosmic (HK) Ltd., and Shenzhen Qianhai Volcanic Lava Cross-border Trading Co. Ltd. All inter-company balances and transactions have been eliminated.

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statement for the year ended June 30, 2018.

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

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2018

(Expressed in United States Dollars)

5. INTANGIBLE ASSETS

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 100% of the shares in the common stock of Gain First Group Corporation (“Gain First”) a corporation formed under the laws of the British Virgin Islands. Gain First had no assets or liabilities other than an agreement to be the exclusive marketing and sales agent in China for De Lassalle Ltd. The transaction was recorded as an asset purchase as it did not include the purchase of inputs and a substantive process. The fair value of the transaction of $10,000 was based on the asset acquired, namely the agency agreement, as its value was more clearly evident than the consideration given.

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to De Lassalle Ltd. as consideration for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle’s wine products in the South East Asia region. The exclusive agreement was also valued at $10,000.

No amortization has been recorded on these assets as yet. Although the Company has revenue from wine in China, these sales were not from the De Lassalle winery and do not affect the value of these assets. The Company has not yet determined their useful life.

6. COMMON STOCK

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

On October 12, 2007, the Company exchanged 20,000,000 shares of its common stock for 100% of the shares of common stock of Gain First.

On December 12, 2017, the Company issued 75,000,000 shares of its common stock to De Las salle Ltd.as consideration for Gain First to acquire an agency agreement for exclusive rights to distribute De Lassalle Ltd.’s wine products in the South East Asia region.

As at September 30, 2018, there were 141,137,387 shares of common stock issued and outstanding and no options or warrants issued and outstanding.

7. RELATED PARTY TRANSACTIONS

A director advanced $46,960 to fund company expenses during the period resulting in a related party balance of $122,680 as at September 30, 2018. The advances bear no interest or stated terms of repayment and remain unpaid as at September 30, 2018.

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

History

Banny Cosmic International Holdings, Inc., formerly Wincash Apolo Gold & Energy Inc., (“Company”) was incorporated in March 1997 under the laws of the State of Nevada. Its objective was to pursue mineral properties in South America, Central America, North America and Asia. The Company incorporated a subsidiary: Compania Minera Apologold, C.A in Venezuela to develop a gold/diamond mining concession in Southeastern Venezuela. Project was terminated in August 2001, due to poor testing results and the property abandoned. This subsidiary company has been inactive since 2001 and will not be reactivated.

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

Results of Operations – Three months ended September 30, 2018 compared to the three months ended September 30, 2017

REVENUES:

During the three months ended September 30, 2018, the Company had sales revenue of $395,100 compared to zero sales revenue for the corresponding period in 2017. The cost of goods sold for the three months ended September 30, 2018 was $131,574 and the gross profit was $263,526.

EXPENSES:

During the three months ended September 30, 2018, the Company had total operating expenses of $219,671 compared to $14,073 for the corresponding period in 2017. For the three months ended September 30, 2018, the Company had expenses in advertising and promotion of $30,137, commission of $148,570, consulting fees of $15,165, general and administration expenses of $18,481 and professional fees of $7,318 compared to no consulting fees, no filing fees, general and administration expenses of $14,073 and no professional fees for the three months ended September 30, 2017. The increase in expenses for the three months ended March 31, 2018 was primarily due to the increase of corporate and operating activities during the period.

Net Income

During the three months ended September 30, 2018, the Company had a net comprehensive income of $32,954 compared to a net comprehensive loss of $14,073 in 2017. The increase in net income was primarily due to the Company having sales revenue during the three months ended September 30, 2018 compared to no sales revenue in 2017.

Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2018 was $299,585 compared to net cash used in operating activities of $14,073 for the three months ended September 30, 2017.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for three months ended September 30, 2018 and 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2018 was $46,960 compared to $25,000 for 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had total current assets of $411,210, which consists of $349,047 in cash and $62,163 in prepaid expenses, and had total current liabilities of $464,102, which consists of $171,817 from trades and other payables, $158,704 from customer deposits, $122,680 from related parties and $10,901 from taxes payable.

The Company has financed its development to date primarily by way of the sale of common stock and from loans with directors and shareholders of the Company.

As of November 1, 2018, the Company had 141,137,387 shares of common stock outstanding.

As of September 30, 2018, the amount due to related parties was $122,680 compared to $75,720 as at June 30, 2018. These debts were unsecured, interest free and have no fixed terms of repayment.

As of September 30, 2018, the Company had cash of $349,047 compared to $2,502 on June 30, 2018.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of September 30, 2018, we did not have any contractual obligations and commitments other than the agency agreement with De Lassalle for distribution of De Lassalle’s wine products in the China and South-East Asia regions.

Going Concern

We have incurred losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements contained in this report do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2018, our company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 13, 2018	/s/ Liu Wenxin
Liu Wenxin, Chairman/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Liu Wenxin
	Chairman, CEO, Director	November 13, 2018

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer	November 13, 2018

