Form 10-Q
period 2018-12-31
Banny Cosmic International Holdings, Inc
filed 2019-05-13
CIK 1040721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 13, 2019 was 141,137,387 shares, all of one class of $0.001 par value Common Stock.

		Page
Part I. Financial Information

Item 1	Financial Statements	4

	Condensed Consolidated Interim Balance Sheets as at December 31, 2018 (unaudited) and June 30, 2018 (audited)	4
	Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) for the Three and Six Month Periods Ended December 31, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Interim Statements of Changes in Stockholders’ Deficiency (unaudited)	6
	Condensed Consolidated Interim Statements of Cash Flows for the Six Month Periods Ended December 31, 2018 and 2017 (unaudited)	7
	Notes to Condensed Consolidated Interim Financial Statements	8 - 9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations General Overview	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4	Controls and procedures	15

Part II – Other Information

Item 1	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Default Upon Senior Securities	17
Item 4	Mine Safety Disclosures	17
Item 5	Other Information	17
Item 6	Exhibits	18

	Signatures	19

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Balance Sheets
Stated in US dollars
(Unaudited)
As at

	December 31, 2018	June 30, 2018

ASSETS
Current
Cash	$214,033	$2,502
Prepaid expenses	2,912	-
	216,945	2,502

Long-term
Intangible asset (Note 5)	20,000	20,000

Total Assets	$236,945	$22,502

LIABILITIES
Current
Trades and other payables	$106,423	$12,628
Due to related parties (Note 7)	142,660	75,720

Total Liabilities	249,083	88,348

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized
1,000,000,000 common stock, voting, par value $0.001 each
100,000,000 preferred stock, non-voting, par value $0.001 each
Issued
141,137,387 shares of common stock (Note 8)	141,137	141,137
Additional paid in capital	16,115,188	16,115,188
Accumulated deficit	(16,273,345)	(16,327,053)
Accumulated other comprehensive income	4,882	4,882

Total Stockholders’ Deficiency	(12,138)	(65,846)

Total Liabilities and Stockholders’ Deficiency	$236,945	$22,502

Going Concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)
Stated in US dollars
For the three- and six-month periods ended December 31, 2018 and 2017
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

Revenue	$361,341	$-	$756,441	$-
Cost of goods sold	(111,056)	-	(242,630)	-
Gross profit	250,285	-	513,811	-

Selling and administrative expenses
Advertising and promotion	91,029	-	121,166	-
Commission	72,268	-	220,838	-
Consulting fees	12,000	93,973	27,165	107,473
General and administration	47,168	16,041	65,649	16,614
Professional fees	17,967	21,850	25,285	21,850
	(240,432)	(131,864)	(460,103)	(145,937)

Net income (loss) and comprehensive income (loss)	$9,853	$(131,864)	$53,708	$(145,937)

Basic and diluted loss per stock	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	141,137,387	48,638,679	141,137,387	72,333,039

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Changes in Stockholders’ Deficiency
Stated in US dollars
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, June 30, 2017	22,072,118	$22,072	$15,955,079	$4,882	$(16,135,661)	$(153,628)
Common stock issued						-
- for debt	4,065,269	4,065	155,109	-	-	159,174
- for cash	20,000,000	20,000	80,000	-	-	100,000
- for capital stock of Gain First Group Corporation	20,000,000	20,000	(10,000)	-	-	10,000
- for exclusive agreement with De Lasselle Ltd.	75,000,000	75,000	(65,000)	-	-	10,000
Net loss and comprehensive loss for the year	-	-	-	-	(145,937)	(145,937)
Balance, December 31, 2017	141,137,387	$141,137	$16,115,188	$4,882	$(16,281,598)	$(20,391)

Balance, June 30, 2018	141,137,387	$141,137	$16,115,118	$4,882	$(16,327,053)	$(65,846)
Net income and comprehensive income for the period	-	-	-	-	53,708	53,708
Balance, December 31, 2018	141,137,387	$141,137	$16,115,188	$4,882	$(16,273,345)	$(12,138)

The accompanying notes are an integral part of these consolidated financial statements

BANNY COSMIC INTERNATIONAL HOLDINGS, INC.
Condensed Consolidated Interim Statements of Cash Flows
Stated in US dollars
For the six-month periods ended December 31, 2018 and 2017
(Unaudited)

	Six months ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss) for the period	$53,708	$(145,937)

Changes in non-cash working capital:
Prepaid expenses	(2,912)	11,109
Trade and other payables	93,795	(8,829)

Net cash provided by (used in) operating activities	144,591	(143,657)

Cash flows from financing activities
Advance from related parties	66,940	34,027
Common stock issued	-	100,000

Net cash provided by financing activities	66,940	134,027

Net cash increase (decrease) for period	211,531	(9,630)

Cash, beginning of the period	2,502	9,630

Cash, end of the period	$214,033	$-

Supplemental cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-
Common stock issued for debt	$-	$159,174
Common stock issued for intangible assets	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

During the quarter ended September 30, 2018, the Company incorporated two additional subsidiaries, Banny Cosmic Group Limited, a Hong Kong company, and Shenzhen Qianhai Volcanic Lava Cross-border Trading Co. Ltd., a People’s Republic of China company, to conduct its wine distribution business in China.

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2018, the Company has incurred accumulated deficits of $16,273,345. The Company’s ability to continue as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

While the information presented in the accompanying interim six-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2018 annual financial statements. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ended June 30, 2019.

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

As at December 31, 2018, there were 141,137,387 shares of common stock issued and outstanding and no options or warrants issued and outstanding.

7.	RELATED PARTY TRANSACTIONS

A director advanced $66,940 to fund company expenses during the period resulting in a related party balance of $142,660 as at December 31, 2018. The advances bear no interest or stated terms of repayment and remain unpaid as at December 31, 2018.

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

Results of Operations – Three months ended December 31, 2018 compared to the three months ended December 31, 2017

REVENUES:

During the three months ended December 31, 2018, the Company had sales revenue of $361,341 compared to no sales revenue for the corresponding period in 2017. The cost of goods sold for the three months ended December 31, 2018 was $111,056 and the gross profit was $250,285.

EXPENSES:

During the three months ended December 31, 2018, the Company had total operating expenses of $240,432 compared to $131,864 for the corresponding period in 2017. For the three months ended December 31, 2018, the Company had expenses in advertising and promotion of $91,029, commission of $72,268, consulting fees of $12,000, general and administration expenses of $47,168 and professional fees of $17,967 compared to no advertising and promotion expenses, no commission, consulting fees of $93,973, general and administration expenses of $16,041 and professional fees of $21,850 for the three months ended December 31, 2017. The increase in expenses for the three months ended December 31, 2018 was primarily due to the increase of corporate and operating activities during the period.

Net Income

During the three months ended December 31, 2018, the Company had a net comprehensive income of $9,853 compared to a net comprehensive loss of $131,864 in 2017. The increase in net income was primarily due to the Company having sales revenue during the three months ended December 31, 2018 compared to no sales revenue in 2017.

Results of Operations – Six months ended December 31, 2018 compared to the six months ended December 31, 2017

REVENUES:

During the six months ended December 31, 2018, the Company had sales revenue of $756,441 compared to no sales revenue for the corresponding period in 2017. The cost of goods sold for the six months ended December 31, 2018 was $242,630 and the gross profit was $513,811.

EXPENSES:

During the six months ended December 31, 2018, the Company had total operating expenses of $460,103 compared to $145,937 for the corresponding period in 2017. For the six months ended December 31, 2018, the Company had expenses in advertising and promotion of $121,166, commission of $220,838, consulting fees of $27,165, general and administration expenses of $65,649 and professional fees of $25,285 compared to no advertising and promotion expenses, no commission, consulting fees of $107,473, general and administration expenses of $16,614 and professional fees of $21,850 for the six months ended December 31, 2017. The increase in expenses for the six months ended December 31, 2018 was primarily due to the increase of corporate and operating activities during the period.

Net Income

During the six months ended December 31, 2018, the Company had a net comprehensive income of $53,708 compared to a net comprehensive loss of $145,937 in 2017. The increase in net income was primarily due to the Company having sales revenue during the six months ended December 31, 2018 compared to no sales revenue in 2017.

Cash Used in Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2018 was $144,591 compared to net cash used in operating activities of $143,657 for the six months ended December 31, 2017, for an increase of $288,248. The increase of net cash in operating activities for the six months ended December 31, 2018 are mainly attributed to the having sales revenue during the six months ended December 31, 2018 compared to no sales revenue in 2017.

Cash Used in Investing Activities

There was no cash used in or generated from investing activities for six months ended December 31, 2018 and 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2018 was $66,940 consisting totally of advance from related parties, compared to $134,027 consisting advance from related parties of $34,027 and from a private placement of $100,000 in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had total current assets of $216,945, which consists of cash and prepaid expenses, and had total current liabilities of $249,083, which consists of $106,423 from trades and other payables and $142,660 from due to related parties.

The Company has financed its development to date by way of sale of common stock and with advances from directors and shareholders of the Company.

As of May 13, 2019, the Company had 141,137,387 shares of common stock outstanding.

As of December 31, 2018, the amount due to related parties was $142,660 compared to $75,720 as of June 30, 2018. These debts were unsecured, interest free and have no fixed terms of repayment.

As of December 31, 2018, the Company had cash of $214,033 compared to $2,502 on June 30, 2018.

While the Company continues to seek out additional capital, there is no assurance that they will be successful in completing this necessary financing. The Company recognizes that it is dependent on the ability of its management team to obtain the necessary working capital required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings or other relationships.

Contractual Obligations and Commitments

As of December 31, 2018, we did not have any contractual obligations and commitments other than the agency agreement with De Lassalle for distribution of De Lassalle’s wine products in the China and South-East Asia regions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2018, our company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 13, 2019	/s/ Liu Wenxin
Liu Wenxin, Chairman/CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date	Date

/s/ Liu Wenxin
	Chief Executive Officer	May 13, 2019

/s/ Chow Wing Fai
Chow Wing Fai	Chief Financial Officer	May 13, 2019

